Form 10-Q
period 2013-10-31
OVERTECH CORP.
filed 2013-12-12
CIK 1570649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333 -191251

OVERTECH CORP.

(Exact name of registrant as specified in its charter)

Nevada	7392	None
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Veshnyakovskaya Street, 12-64

Moscow, Russia 111402

(702) 605-4792

 (Address and telephone number of principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X ] NO [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,000,000 as of December 12, 2013.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	October 31, 2013 Unaudited	July 31, 2013 Audited
ASSETS
Current Assets
Cash	$ 7,865	$ 5,927
Prepaid expenses	0	5,000
Total current assets	7,865	10,927
Total assets	$ 7,865	$ 10,927
LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Loan from shareholder	$ 10,100	$ 5,100
Accounts payable	500
Total current liabilities	10,600	5,100
Total liabilities	10,600	5,100

Stockholder’s Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
6,000,000 shares issued and outstanding	6,000	6,000
Additional paid-in-capital	-	-
Deficit accumulated during the development stage	(8,735)	(173)
Total stockholder’s equity (deficit)	(2,735)	5,827
Total liabilities and stockholder’s equity (deficit)	$ 7,865	$ 10,927

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended October 31, 2013	For the period from inception (November 13, 2012) to October 31 31, 2013
Revenues	$ -	$ -
Expenses
General and administrative expenses	8,562	8,735
Net loss from operations	(8,562)	(8,735)
Net loss	$ (8,562)	$ (8,735)
Loss per common share – Basic and Diluted	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	6,000,000

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS UNAUDITED
	Three months ended October 31, 2013	For the period from Inception (November 13, 2012) to October 31, 2013
Operating Activities
Net loss	$ (8,562)	$ (8,735)
Decrease (Increase) in prepaid expenses	5,000	-
Increase in accounts payable	500	500
Net cash used in operating activities	(3,062)	(8,235)
Financing Activities
Proceeds from sale of common stock	-	6,000
Proceeds from loan from shareholder	5,000	10,100
Net cash provided by financing activities	5,000	16,100
Net increase in cash and equivalents	1,938	7,865
Cash and equivalents at beginning of the period	5,927	-
Cash and equivalents at end of the period	$ 7,865	$ 7,865
Supplemental cash flow information:
Cash paid for:
Interest
Taxes

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

OVERTECH CORP.(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 13, 2012 and intends to commence operations in the business of mobile game development.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.”  Since inception through October 31, 2013 the Company has accumulated losses of $8,735.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2013 the Company’s bank deposits did not exceed the insured amounts.

Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Accounting Basis

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending  July 31, 2013 and for the three month period ending October 31, 2013.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

The Company will recognize revenue when products are fully delivered or services have been provided and collection is reasonably assured.

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception resulting in an accumulated deficit of $8,735 as of October 31, 2013 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On March 28, 2013, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000.

During the period November 13, 2012 (inception) to July 31, 2013, the Company sold a total of 6,000,000 shares of common stock for total cash proceeds of $6,000.

NOTE 4 – INCOME TAXES

As of October 31, 2013 the Company had net operating loss carry forwards of $8,735 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 28, 2013, the Company sold 6,000,000 shares of common stock at a price of $0.001 per share to its director.

During the period November 13, 2012 (inception) to October 31, 2013, the Director loaned $10,100 to the Company to pay for general and administrative expenses. The loan is non-interest bearing and there are currently no plans for repayment.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between October 31, 2013 and December 4, 2013 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

INTRODUCTION

We were incorporated on November 13, 2012 in the State of Nevada.   We are a development stage company which is in the business of the development and sale of mobile games for the Apple and Android platforms.  Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) website development, and (iv) entering into a Mobile Application Development and Intellectual Property Assignment Agreement with Murad Guseinov, a game developer, to develop our first game.

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED OCTOBER 31, 2013 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 13, 2012) TO OCTOBER 31, 2012

Our net loss for the three month period ended October 31, 2013 was $8,562 compared to a net loss of $8,735 during the period from inception (November 13, 2012) to October 31, 2012. During the three month period ended October 31, 2013 we did not generate any revenue.

During the three month period ended October 31, 2013, we incurred general and administrative expenses of $8,562 compared to $8,735 incurred during the period from inception (November 13, 2012) to October 31, 2012.  General and administrative expenses incurred during the three month period ended October 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

THREE MONTH PERIOD ENDED OCTOBER 31, 2013

As of October 31, 2013, our current assets were $7,865 compared to $10,927 in current assets at July 31, 2013. Current assets were comprised of $7,865 in cash. As of October 31, 2013, our current liabilities were $10,600. Current liabilities were comprised of $10,100 in advances from a Director and $500 in accounts payable.

Stockholders’ deficit was $2,735 as of October 31, 2013 compared to stockholder’s equity of $5,827 as of July 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three month period ended October 31, 2013, net cash flows used in operating activities was $3,062 consisting of a net loss of $8,562 decrease in prepaid expenses of $5,000 and increase in accounts payable of $500. Net cash flows used in operating activities was $8,235 for the period from inception (November 13, 2012) to October 31, 2013.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three month period ended October 31, 2013, cash flow  provided by financing activities was a $5,000 received from advances from a director.  For the period from inception (November 13, 2012) to October 31, 2013, net cash provided by financing activities was $16,100 from proceeds from sale of common stock and advances from a shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of October 31, 2013, we had no material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' audit report accompanying our July 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERTECH CORP.
Dated: December 12, 2013	By: /s/ Pavel Rozum
Pavel Rozum President and Chief Executive Officer and Chief Financial Officer