Form 10-Q
period 2014-01-31
OVERTECH CORP.
filed 2014-03-10
CIK 1570649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,240,000 as of March 10, 2014.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	January 31, 2014 Unaudited	July 31, 2013 Audited
ASSETS
Current Assets
Cash	$ 19,901	$ 5,927
Prepaid expenses	0	5,000
Total current assets	19,901	10,927
Total assets	$ 19,901	$ 10,927
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 10,100	$ 5,100
Total current liabilities	10,100	5,100
Total liabilities	10,100	5,100

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,240,000 shares issued and outstanding (6,000,000 shares issued and outstanding as of July 31, 2013)	7,240	6,000
Additional paid-in-capital	23,560	-
Deficit accumulated during the development stage	(20,999)	(173)
Total stockholder’s equity	9,801	5,827
Total liabilities and stockholder’s equity	$ 19,901	$ 10,927

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended January 31, 2014	Six months ended January 31, 2014	For the period from inception (November 13, 2012) to October 31, 2013
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	12,265	20,826	20,999
Net loss from operations	(12,265)	(20,826)	(20,999)
Net loss	$ (12,265)	$ (20,826)	$ (20,999)
Loss per common share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	6,627,065	6,313,532

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS UNAUDITED
	Six months ended January 31, 2014	For the period from Inception (November 13, 2012) to October 31, 2013
Operating Activities
Net loss	$ (20,826)	$ (20,999)
Decrease (Increase) in prepaid expenses	5,000	-
Net cash used in operating activities	(15,826)	(20,999)
Financing Activities
Proceeds from sale of common stock	24,800	30,800
Proceeds from loan from shareholder	5,000	10,100
Net cash provided by financing activities	29,800	40,900
Net increase in cash and equivalents	13,974	19,901
Cash and equivalents at beginning of the period	5,927	-
Cash and equivalents at end of the period	$ 19,901	$ 19,901
Supplemental cash flow information:
Cash paid for:
Interest
Taxes

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

OVERTECH CORP.(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 13, 2012 and intends to commence operations in the business of mobile game development.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.”  Since inception through January 31, 2014 the Company has accumulated losses of $20,999.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At January 31, 2014 the Company’s bank deposits did not exceed the insured amounts.

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

Accounting Basis

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending  July 31, 2013 and for the three month period ending January 31, 2014.

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception resulting in an accumulated deficit of $20,999 as of January 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

In December 2013, the Company the Company sold a total of 1,240,000 shares of common stock at $0.02 for total cash proceeds of $24,800.

As Of January 31, 2014, the Company had 7,240,000 shares issued and outstanding.

NOTE 4 – INCOME TAXES

As of January 31, 2014 the Company had net operating loss carry forwards of $20,999 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 28, 2013, the Company sold 6,000,000 shares of common stock at a price of $0.001 per share to its director.

During the period November 13, 2012 (inception) to January 31, 2014, the Director loaned $10,100 to the Company to pay for general and administrative expenses. The loan is non-interest bearing and there are currently no plans for repayment.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between January 31, 2014 and March 10, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. As of January 31, 2014 we sold 1,240,000 free-trading shares registered by S-1 registration statement.

SIX MONTH PERIOD ENDED JANUARY 31, 2014 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 13, 2012) TO JANUARY 31, 2014

Our net loss for the six month period ended January 31, 2014 was $20,826 compared to a net loss of $20,999 during the period from inception (November 13, 2012) to January 31,2014. During the three month period ended January 31, 2014 we did not generate any revenue.

During the six month period ended January 31, 2014, we incurred general and administrative expenses of $20,826 compared to $20,999 incurred during the period from inception (November 13, 2012) to January 31,2014.  General and administrative expenses incurred during the three month period ended January 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

SIX MONTH PERIOD ENDED JANUARY 31, 2014

As of January 31, 2014, our current assets were $19,901 compared to $10,927 in current assets at July 31, 2013. Current assets were comprised of $19,901 in cash. As of January 31, 2014, our current liabilities were $10,100. Current liabilities were comprised of $10,100 in advances from a Director.

Stockholders’ equity was $9,801 as of January 31, 2014 compared to stockholder’s equity of $5,827 as of July 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the six month period ended January 31, 2014, net cash flows used in operating activities was $15,826 consisting of a net loss of $20,826 and decrease in prepaid expenses of $5,000. Net cash flows used in operating activities was $20,999 for the period from inception (November 13, 2012) to January 31, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the six month period ended January 31, 2014, cash flow  provided by financing activities was a $29,800 received from proceeds from sale of common stock and advances from a shareholder.  For the period from inception (November 13, 2012) to January 31, 2014, net cash provided by financing activities was $40,900 from proceeds from sale of common stock and advances from a shareholder.

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

MATERIAL COMMITMENTS

As of January 31, 2014, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OVERTECH CORP.
Dated: March 10, 2014	By: /s/ Pavel Rozum
Pavel Rozum President and Chief Executive Officer and Chief Financial Officer