Form 10-Q
period 2014-04-30
OVERTECH CORP.
filed 2014-05-19
CIK 1570649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,240,000 as of May 19, 2014.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	April 30, 2014 Unaudited	July 31, 2013 Audited
ASSETS
Current Assets
Cash	$ 5,592	$ 5,927
Prepaid expenses	0	5,000
Total current assets	5,592	10,927
Total assets	$ 5,592	$ 10,927
LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities
Loan from shareholder	$ 10,100	$ 5,100
Total current liabilities	10,100	5,100
Total liabilities	10,100	5,100

Stockholder’s Equity
Common stock, $0.001 par value, 75,000,000 shares authorized;
7,240,000 shares issued and outstanding (6,000,000 shares issued and outstanding as of July 31, 2013)	7,240	6,000
Additional paid-in-capital	23,560	-
Deficit accumulated during the development stage	(35,308)	(173)
Total stockholder’s equity	(4,508)	5,827
Total liabilities and stockholder’s equity	$ 5,592	$ 10,927

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS UNAUDITED
	Three months ended April 30, 2014	Nine months ended April 30, 2014	For the period from inception (November 13, 2012) to April 30, 2014
Revenues	$ -	$ -	$ -
Expenses
General and administrative expenses	14,309	35,135	35,308
Net loss from operations	(14,309)	(35,135)	(35,308)
Net loss	$ (14,309)	$ (35,135)	$ (35,308)
Loss per common share – Basic and Diluted	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding-Basic and Diluted	7,240,000	6,615,568

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS UNAUDITED
	Nine months ended April 30, 2014	For the period from Inception (November 13, 2012) to April 30, 2014
Operating Activities
Net loss	$ (35,135)	$ (35,308)
Decrease (Increase) in prepaid expenses	5,000	-
Net cash used in operating activities	(30,135)	(35,308)
Financing Activities
Proceeds from sale of common stock	24,800	30,800
Proceeds from loan from shareholder	5,000	10,100
Net cash provided by financing activities	29,800	40,900
Net increase in cash and equivalents	(335)	5,592
Cash and equivalents at beginning of the period	5,927	-
Cash and equivalents at end of the period	$ 5,592	$ 5,592
Supplemental cash flow information:
Cash paid for:
Interest
Taxes

The accompanying notes are an integral part of these financial statements.

OVERTECH CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

APRIL 30, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

OVERTECH CORP.(“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 13, 2012 and intends to commence operations in the business of mobile game development.  The Company is in the development stage as defined under Statement on Financial Accounting Standards Accounting Standards Codification FASB ASC 915-205 “Development-Stage Entities.”  Since inception through April 30, 2014 the Company has accumulated losses of $35,308.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2014 the Company’s bank deposits did not exceed the insured amounts.

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

Accounting Basis

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for year ending  July 31, 2013 and for the three and nine month periods ending April 30, 2014 and for the period from November 13, 2012 (inception) through April 30, 2014.

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

NOTE 2 – GOING CONCERN

The Company has incurred a loss since Inception resulting in an accumulated deficit of $35,308 as of April 30, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As Of April 30, 2014, the Company had 7,240,000 shares issued and outstanding.

NOTE 4 – INCOME TAXES

As of April 30, 2014 the Company had net operating loss carry forwards of $35,308 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 28, 2013, the Company sold 6,000,000 shares of common stock at a price of $0.001 per share to its director.

During the period November 13, 2012 (inception) to April 30, 2014, the Director loaned $10,100 to the Company to pay for general and administrative expenses. The loan is non-interest bearing and there are currently no plans for repayment.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has reviewed events between April 30, 2014 and the date the financial statements were issued, May 9, 2014, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATION

We are a development stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. As of April 30, 2014 we sold 1,240,000 free-trading shares registered by S-1 registration statement.

NINE MONTH PERIOD ENDED APRIL 30, 2014 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 13, 2012) TO APRIL 30, 2014

Our net loss for the nine month period ended April 30, 2014 was $35,135 compared to a net loss of $35,308 during the period from inception (November 13, 2012) to April 30, 2014. During the nine month period ended April 30, 2014 we did not generate any revenue.

During the nine month period ended April 30, 2014, we incurred general and administrative expenses of $35,135 compared to $35,308 incurred during the period from inception (November 13, 2012) to April 30, 2014.  General and administrative expenses incurred during the nine month period ended April 30, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

NINE MONTH PERIOD ENDED APRIL 30, 2014

As of April 30, 2014, our current assets were $5,592 compared to $10,927 in current assets at July 31, 2013. Current assets were comprised of $5,592 in cash. As of April 30, 2014, our current liabilities were $10,100. Current liabilities were comprised of $10,100 in advances from a Director.

Stockholders’ deficit was $4,508 as of April 30, 2014 compared to stockholder’s equity of $5,827 as of July 31, 2013.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the nine month period ended April 30, 2014, net cash flows used in operating activities was $30,135 consisting of a net loss of $35,135 and decrease in prepaid expenses of $5,000. Net cash flows used in operating activities was $35,308 for the period from inception (November 13, 2012) to April 30, 2014.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the nine month period ended April 30, 2014, cash flow  provided by financing activities was a $29,800 received from proceeds from sale of common stock and advances from a shareholder.  For the period from inception (November 13, 2012) to April 30, 2014, net cash provided by financing activities was $40,900 from proceeds from sale of common stock and advances from a shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next Nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of April 30, 2014, we had no material commitments.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OVERTECH CORP.
Dated: May 19, 2014	By: /s/ Pavel Rozum
Pavel Rozum President and Chief Executive Officer and Chief Financial Officer