Form 10-K
period 2014-07-31
OVERTECH CORP.
filed 2014-10-29
CIK 1570649

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    000-55272

OVERTECH CORP.

 (Exact name of registrant as specified in its charter)

NEVADA	33-1227048
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Waiblingerstrasse 34
Stuttgart, Germany	70372
(Address of principal executive offices)	(Zip Code)

+49 157 894 69537
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on it’s corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $24,799.01 as of January, 31, 2014, based on a price of $0.000833, being the last price at which the registrant sold shares of its common stock prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of October 23, 2014, the Registrant had 70,560,000 shares of common stock outstanding.

OVERTECH CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED JULY 31, 2014

TABLE OF CONTENTS

PAGE

PART I

3

ITEM 1.

BUSINESS.

3

ITEM 1A.

RISK FACTORS.

6

ITEM 2.

PROPERTIES.

12

ITEM 3.

LEGAL PROCEEDINGS.

12

ITEM 4.

MINE SAFETY DISCLOSURES.

12

PART II

13

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

13

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

14

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

17

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

18

ITEM 9A.

CONTROLS AND PROCEDURES.

18

ITEM 9B.

OTHER INFORMATION.

20

PART III

21

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

21

ITEM 11.

EXECUTIVE COMPENSATION.

22

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

22

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

24

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

24

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

25

SIGNATURES

26

PART I

The information in this discussion contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Overtech,” and the “Company” mean Overtech Corp. unless otherwise indicated.  All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.

BUSINESS.

General

Overtech Corp. was incorporated on November 13, 2012, under the laws of the State of Nevada. Our principal offices are located at Waiblingerstrasse 34, Stuttgart, Germany. Our telephone number is +49 157 894 69537.

On September 3, 2014, we entered into a Share Purchase Agreement (the "Share Purchase Agreement") among us, our wholly-owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”), Dr. Orhan Karahodza (the "Vendor"), Beatmungspflege 24 GmbH (the "GmbH") and Dr. Elmedina Adzemovic to acquire all of the issued and outstanding shares of the GmbH held by the Vendor. The GmbH was formed in February 2013 to acquire the businesses operated by Dr. Karahodza for several years.

We are currently engaged in the business of developing and selling of mobile games for the Apple and Android platforms. However, if we are we able to close the Share Purchase Agreement, we will shift our business focus to medical in-home care services.

We continue to require additional financing if we are to continue as a going concern and to finance our business operations. As at July 31, 2014, we had cash of $Nil.  If we are not able to acquire sufficient financing in the near future, our business could fail and investors could lose their investment.

Share Purchase Agreement

On September 3, 2014, we entered into a Share Purchase Agreement (the "Share Purchase Agreement") among us, our wholly-owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”), Dr. Orhan Karahodza (the "Vendor"), Beatmungspflege 24 GmbH (the "GmbH") and Dr. Elmedina Adzemovic to acquire all of the issued and outstanding shares of the GmbH held by the Vendor. The GmbH was formed in February 2013 to acquire the businesses operated by Dr. Karahodza for several years.

The business of the GmbH is primarily the offering of medical in-home care services including ventilation for patients that suffer from debilitating diseases such as Amyotrophic Lateral Sclerosis (ALS), Muscular Dystrophy (MD), Guillain-Barre syndrome (GBS), and Chronic Obstructive Pulmonary Disease (COPD). Other services include Acute post-patient care, Respiration optimization and monitoring of long-term home respiration with nationwide care available within 24 hours for all respiration cases.

The GmbH currently operates in the Stuttgart area with 7 local checkpoints with plans to open additional checkpoints throughout all major German cities. The checkpoints are locations where nurses pick up medication, supplies and equipment prior to visiting the patients in their homes.

At the present time, the GmbH has 103 employees of which 80 are nurses responsible for maintenance and care of patients.

Ambulatory care services and nursing care is estimated to be a 27 billion EUR annual market in Germany. The German market for ambulatory care services is estimated to increase to 50 billion EUR by 2020.

For the year ended December 31, 2013 the GmbH reported unaudited revenues of approximately USD$5,500,000 and net income of approximately USD$1,900,000 giving net margins of approximately 34 percent.  (Readers are cautioned that these are unaudited numbers and audited numbers may differ significantly).

Under the terms of the Share Purchase Agreement, the Subsidiary, will acquire the GmbH for a consideration of USD$100. Concurrent with Closing of the acquisition, our President, Dr. Elmedina Adzemovic, will transfer on closing 40,800,000 of our shares held by her to the Vendor.

Following the Closing, we intend to merge with the Subsidiary and change our name to Medicus Homecare Inc. Also upon closing, Dr. Karahodza will join our Board of Directors and be appointed our President, Secretary and Treasurer and Dr. Adzemovic will remain a director and our Chief Financial Officer.

A finders fee payable by the issuance of 2,000,000 shares of our common stock will be paid by us to Unternehmensberatung Best Ltd. on Closing.  The finders shares will be issued in reliance of the provisions of Regulation S of the Securities Act of 1933.

Closing is subject to a number of conditions, including customary due diligence and the delivery by the GmbH of the audited financial statements for the GmbH and its predecessor businesses required to be filed by us with the SEC.

Competition

The mobile game market is highly competitive and rapidly changing. Our ability to compete depends upon many factors within and outside our control, including the timely development and introduction of our mobile game and its enhancements, its functionality, performance, reliability, customer service and support and marketing efforts. Due to the relatively low barriers to entry in the mobile game market, we expect additional competition from other emerging companies. Many of the Company’s existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development and promotion of their mobile games. There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Revenue

Mobile game developers can propose and publish their applications on the stores, being rewarded by a revenue sharing of the selling price. Most famous is Apple’s App Store, where only approved mobile games and applications may be distributed and run on iOS devices, such as iPod, iPhone and iPad. The service allows users to browse and download applications from the iTunes Store that were developed with the iOS  SDK or Mac SDK and published through Apple, Inc. Depending on the application, they are available either for free or at a cost. The applications can be downloaded directly to a target device, or downloaded onto a PC or Mac via iTunes. 30% of revenue from the store goes to Apple, and 70% go to the producer of the application.

Android Market is another big and popular online software store developed by Google for Android OS devices. Its gateway is an application program called “Market”, preinstalled on most Android devices, which allows users to browse and download applications published by third-party developers. Google announced the Android Market on 28 August 2008, and made it available to users on 22 October 2008. The Android Market application is not open source. Only Android devices that comply with Google’s compatibility requirements may install and access Google’s closed-source Android Market application, subject to entering into a licensing agreement with Google. Developers in 29 countries may sell applications on the Android

Market. Application developers receive 70% of the application price, with the remaining 30% distributed among carriers and payment processors (Google does not take a percentage).

We plan to generate revenue from the following sources:

•

Sale of our mobile games - We plan to sell our mobile games on the App Store site. Apple claims 30% of the revenue from the sale of each app, leaving us with 70%.

•

In-game purchases - In-game purchases refer to items or points that a player can buy for use within a virtual word to improve a character or enhance the playing experience. The virtual goods that the player receives in exchange for real-world money are non-physical and are generally created by the game ’ s producer.

•

In-game ads - One of the major benefits of advertising on a mobile game is that advertisers can take advantage of the users’ geographic and demographic information and target their ads appropriately. Revenue is generated according to the PPC (Pay Per Click) model, where advertisers pay the hosting service a flat rate each time the ad is clicked.

Marketing And Sales Plan

We plan for our mobile games to be marketed as following:

Social Media: We intend to spread information regarding to our mobile games through popular social network platforms such as Twitter, Facebook, MySpace, blogs etc. We will create forums for users to engage with and support our product, such as a Facebook fan page, blog entries and tweets that followers can re-post or link to.

•

Mobile games review websites: Send out mobile games to mobile games review websites and blogs.

•

Advertising: We plan to advertise on mobile ad networks.

•

Press Releases: We will send out a press release in order get our mobile games noticed by the traditional media – newspapers and magazines.

We intend to spend from $ 6,086 to $ 25,000 on marketing efforts during our first year. There is no guarantee that we will be able to attract and more importantly retain enough customers to justify our expenditures. If we are unable to generate a significant amount of revenue and to successfully protect ourselves against those risks, then it would materially affect our financial condition and our business could be harmed.

Patents And Trademarks

We currently have not obtained any copyrights, patents or trademarks. We do not anticipate filing any copyright or trademark applications related to any assets over the next 12 months.

Government Regulations

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies in any jurisdiction which we would conduct activities in the future. As of now there are no required government approvals present that we need approval from or any existing government regulation on our business.

Employees

Other than our officers and directors, we do not currently have any significant employees.

ITEM 1A.

RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements.  We may encounter risks in addition to those described below.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue operations in which case you could lose your investment.

For the period from inception (November 13, 2012) to July 30, 2014, we incurred a net loss of $51,968. We will need to generate significant revenue in order to achieve profitability and we may never become profitable. The going concern paragraph in the independent auditor’s report emphasizes the uncertainty related to our business as well as the level of risk associated with an investment in our common stock. We intend to use the net proceeds from this offering to develop our business operations. To implement our plan of operations we require a minimum funding of $100,000 for the next twelve months.

We have a very limited history of operations and accordingly there is no track record that would provide a basis for assessing our ability to conduct successful commercial activities. We may not be successful in carrying out our business objectives.

We were incorporated on November 13, 2012 and to date, have been involved primarily in organizational activities and obtaining financing. Accordingly we have no track record of successful business activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a development stage company which was formed to engage in the development and sale of mobile games for the Apple and Android platforms. For the period from inception (November 13, 2012) to July 31, 2014, we incurred a net loss of $51,968.  Mobile game development companies often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our development activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Currently, we have only one employee, Dr. Elmedina Adzemovic, who is also the sole officer and director of our company. We depend entirely on Dr. Adzemovic for all of our operations. The loss of Dr. Adzemovic would have a substantial negative effect on our company and may cause our business to fail.  The loss of Dr. Adzemovic’s services could prevent us from completing the development of our plan of operation and our business. In the event of the loss of services of such personnel, no assurance can be given that we will be able to obtain the services of adequate replacement personnel.

We do not have any employment agreements or maintain key person life insurance policies on our sole officer and director. We do not anticipate entering into employment agreements with them or acquiring key man insurance in the foreseeable future.

We have limited business, sales and marketing experience in our industry.

We have not completed the development of our product and have yet to generate revenues. While we have plans for marketing our prospective mobile games for the Apple and Android platforms, there can be no assurance that such efforts will be successful. There can be no assurance that our proposed plan to model to sell mobile games for the Apple and Android platforms will gain wide acceptance in its target market or that we will be able to effectively market our mobile games. We are entirely dependent on the services of our President, Dr. Adzemovic, to build our customer base. Our company has no prior experience which it can rely upon in order to garner its first prospective customers to use our prospective mobile games. Prospective customers will be less likely to purchase our mobile games than a competitor’s because we have no prior experience in our industry.

We may not be able to compete effectively against our competitors.

We expect to face strong competition from well-established companies and small independent companies like our self that may result in price reductions for the mobile games that we plan to sell. We will be at a competitive disadvantage in obtaining the facilities, employees, financing and other resources required to provide mobile game products demanded by prospective customers. Our opportunity to obtain customers may be limited by our financial resources and other assets. We expect to be less able than our larger competitors to cope with generally increasing costs and expenses of doing business.

Our business model may not be sufficient to ensure our success in our intended market.

Our survival is currently dependent upon the success of our efforts to gain market acceptance of online games that will ultimately represent a very small segment in our targeted industry when it is completed. Should our target market not be as responsive to our game as we anticipate, we may not have in place alternate products or services that we can offer to ensure our survival.

While many new products, such as the one that we are planning, are regularly introduced, only a relatively small number of mobile games account for a significant portion of net revenue in our industry. Our product may not be a desired for purchase by consumers, or competitors may develop titles that imitate or compete with our prospective mobile games, and take our targeted revenue stream away from us or reduce our ability to command profitable revenue streams for our game. Mobile game products published by our competitors may take a larger share of our target market than we anticipate, which could cause our game revenue streams to fall below our expectations. If our competitors develop more successful products or offer competitive products at lower price, our revenue, margins, and profitability will decline.

Current management’s lack of experience in and with mobile game development means that it is difficult to assess, or make judgments about, our potential success.

Our sole officer and director has no prior experience with or ever been employed in a job involving developing and operating a business which develops and sells mobile games. With no direct training in a business which develops and sells mobile games, our sole officer and director may not be fully aware of many of the specific requirements related to a business which develops and sells mobile games. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to our sole officer and director’ future possible mistakes, lack of sophistication, judgment or experience in operating a business which develops and sells mobile games.

As a result of her inexperience in our current business, the Company’s sole director may have to consider changing the Company’s business to one in which she has expertise.

Since the majority of our shares of common stock are owned by our sole officer and director, our other stockholders may not be able to influence control of the Company or decision making by management of the Company, and as such, our sole officer and director may have a conflict of interest with the minority shareholders at some time in the future.

Our sole officer and director beneficially owns approximately 57.8% of our outstanding common stock. The interests of our sole officer and director may not be, at all times, the same as that of our other shareholders. Our sole officer and director is not simply a passive investor but is also an executive officer of the Company, and as such her interests as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, her fiduciary duties as officer or as member of the Company’s board of directors. Also, our sole officer and director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

Technology changes rapidly in our business and if we fail to anticipate or successfully implement new technologies or the manner in which people play our game, the quality, timeliness and competitiveness of our products and services will suffer.

Rapid technology changes in our industry require us to anticipate, sometimes years in advance, which technologies we must implement and take advantage of in order to make our products and services competitive in the market. Therefore, we must start our product development with a range of technical development goals that we hope to be able to achieve. We may not be able to achieve these goals, or our competition may be able to achieve them more quickly and effectively than we can. In either case, our products and services may be technologically inferior to our competitors’, less appealing to consumers, or both. If we cannot achieve our technology goals within the original development schedule of our products and services, then we may delay their release until these technology goals can be achieved, which may delay or reduce revenue and increase our development expenses. Alternatively, we may increase the resources employed in research and development in an attempt to accelerate our development of new technologies, either to preserve our product or service launch schedule or to keep up with our competition, which would increase our development expenses. Any such failure to adapt to, and appropriately allocate resources among, emerging technologies would harm our competitive position, reduce our market share and significantly increase the time we take to bring our product to market.

We will be dependent on third parties to develop our mobile game. Any increase in the amounts we have to pay to have our game developed or any delay or interruption in production would negatively affect both our ability to make a timely introduction, generate revenues and our results of operations.

We are planning to use third parties to develop our game. We will have less control over third parties because we cannot control their personnel, schedule or resources. It will be more difficult to detect design faults and software errors. Any such fault or error could cause delays in delivering our product or require design modifications delays or defects would likely have a more detrimental impact on our business than if we were a more established company.

Any of these factors could cause a game not to meet our quality standards or expectations, or not to be completed on time or at all. If this happens, we could lose anticipated revenues, or our entire investment in our game.

If we are unable to complete the development of our online game we will not be able to generate revenues and you will lose your investment.

We have not completed development of our game and we have no revenues from the sale or use of our game. The success of our proposed business will depend on the completion and the acceptance of our game by the general public. Achieving such acceptance will require significant marketing investment. Our game, once developed and tested, may not be accepted by our players at sufficient levels to support our operations and build our business. If our game is not accepted at sufficient levels, our business will fail.

We currently have no protection by any trademarks, patents and/or other intellectual property registrations. If we are unable to protect our intellectual property rights, our proposed business will fail.

We have not applied for any trademark, patent or other intellectual property registration with any governmental agency for our name or for our software product. At present we are planning to enter into non-disclosure agreements with employees to protect our technology. Despite our precautions taken to protect our proposed software programs, unauthorized parties may attempt in the future to reverse engineer, copy or obtain and use our game. If they are successful we could lose our technology or they could develop similar programs, which could create more competition for us and even cause our proposed business operations to fail.

Because we are a shell company, it will likely be difficult for us to obtain additional financing by way of private offerings of our securities.

We are a “shell company” within the meaning of Rule 405, promulgated pursuant to Securities Act, because we have nominal assets and nominal operations. Accordingly, the holders of securities purchased in private offerings of our securities we make to investors will not be able to rely on the safe harbor from being deemed an underwriter under SEC Rule 144 in order to resell their securities. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, which require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations thereunder. In order to comply with such requirements, our independent registered auditors will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  The Company will register its shares of common stock as a class of securities under the Securities Exchange Act of 1934 by filing a registration statement on Form 8-A.  Moreover, our legal counsel will have to review and assist in the preparation of such reports. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of our first sale of common equity securities pursuant to an effective registration statement, (B) in which we have total annual gross revenue of at least $1.0 billion, or (C) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•

Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•

In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•

In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a smaller reporting company, and so long as we remain a smaller reporting company, we benefit from the same exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five year period, but continue to be a smaller reporting company, we would continue to be subject to the exemptions available to emerging growth companies until such time as we were no longer a smaller reporting company.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves to this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

Since our sole officer and director has the ability to be employed by or consult for other companies, her other activities could slow down our operations.

Dr. Elmedina Adzemovic, our sole officer and director, is not required to work exclusively for us and does not devote all of her time to our operations. Therefore, it is possible that a conflict of interest with regard to her time may arise based on her employment by other companies. Dr. Adzemovic’s other activities may prevent her from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slowdown in operations. It is expected that Dr. Adzemovic will devote between 5 and 10 hours per week to our operations on an ongoing basis, and when required will devote whole days and even multiple days at a stretch if our operations increase. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the business activities of our sole officer and director.

We have no employment or compensation agreements with our sole officer and director, and as such, she may have little incentive to devote time and energy to the operation of the Company.

Dr. Elmedina Adzemovic, our sole officer and director is not subject to any employment or compensation agreement with the Company. Therefore, it is possible that she may decide to focus her efforts on other projects or companies which have a higher economic benefit to her. Currently, Dr. Adzemovic is not obligated to spend any time at all on Company business and could opt to leave the Company for other opportunities or focus on other business which could negatively impact the Company’s ability to succeed. We do not have any expectation that our sole officer and director will enter into an employment or compensation agreement with the Company in the foreseeable future and the loss of her would be highly detrimental to our ability to conduct ongoing operations.

The lack of public company experience of our management could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

Our sole officer and director lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Dr. Elmedina  Adzemovic, our sole officer and director, has never been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets outside the United States.

Substantially all of our assets are currently located outside of the United States.  Additionally, our sole officer and director resides outside of the United States, in Stuttgart, Germany.  As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our sole officer and director or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

RISKS RELATING TO OUR COMMON STOCK

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 75,000,000 shares of common stock. As of the date of this report, the Company had 70,560,000 shares of common stock outstanding. Accordingly, we may issue up to an additional 4,440,000 shares of common stock. The future issuance of common stock may result in dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

The quotation price of our common stock may be volatile, with the result that an investor may not be able to sell any shares acquired at a price equal to or greater than the price paid by the investor.

Our common shares are quoted on the OTCBB under the symbol “OVET”.  Companies quoted on the OTCBB have traditionally experienced extreme price and volume fluctuations.  In addition, our stock price may be adversely affected by factors that are unrelated or disproportionate to our operating performance.  Market fluctuations, as well as general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.  As a result of this potential volatility and potential lack of a trading market, an investor may not be able to sell any of our common stock that they acquire at a price equal or greater than the price paid by the investor.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.  Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities.  The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them.  As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Exchange Act.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.

contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.

contains a toll-free telephone number for inquiries on disciplinary actions;

5.

defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.

contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 2.

PROPERTIES.

We do not hold or rent any properties.  At the present time, we share office space with our President and Director which she provides at no cost to the Company.

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

Our shares are quoted on the OTC Bulletin Board under the symbol “OVET”.  The high and the low prices for our shares for each of our last six fiscal quarters were:

Quarter Ended	High	Low
Fiscal Year 2014
July 31, 2014	$0.0625	$0.0008
April 30, 2014	$0.0008	$0.0008
January 31, 2014	N/A	N/A
October 31, 2013	N/A	N/A
Fiscal Year 2013
July 31, 2013	N/A	N/A
April 30, 2013	N/A	N/A
January 31, 2013	N/A	N/A

Although our shares have been eligible for quotation on the OTC Bulletin Board since February 5, 2014, no information on the high, low and bid prices for our common stock was available from the OTC Bulletin Board for the fiscal quarters provided above or as of the date of this Current Report on Form 8-K. Our shares are quoted under the symbol “OVET”. OTC Bulletin Board quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

REGISTERED HOLDERS OF OUR COMMON STOCK

As of October 23, 2014, there were 24 registered holders of our common stock.  We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

On August 4, 2014, we completed a 24-for-1 forward split by way of stock dividend.  Each stockholder of record as of Friday, August 1, 2014 was issued 23 additional shares for every one share of our common stock.

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained for the operation of our business.  Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)

We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Overview

We are currently engaged in the business of developing and selling of mobile games for the Apple and Android platforms. However, if we are we able to close the Share Purchase Agreement, we will shift our business focus to medical in-home care services.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of either our business or from our shift into medical in-home care services.

Currently, we do not have sufficient financial resources to complete our plan of operation for the next twelve months. As such, our ability to complete our plan of operation is dependent upon our ability to obtain additional financing in the near term.

To date, we have relied on short-term loans from our sole executive officer and director and private placement sales of our equity securities in order to finance our ongoing activities and to meet our outstanding financial obligations. There is no assurance that we will be able to continue to obtain financing from these sources in the future. Our sole executive officer and director could refuse to provide us with any additional financing and we may not be able to find suitable investors willing to purchase our equity securities. If we are unable to obtain financing, our business could fail and shareholders could lose some or all of their investment.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended July 31,	Inception (November 13, 2012) to July 31,
	2014	2013
Revenue	$ -	$ -
Expenses	(51,968)	(173)
Net Loss	$ (51,968)	$ (173)

Revenues

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

Expenses

The major components of our expenses for the year ended July 31, 2014 and 2013 are outlined in the table below:

	Year Ended July 31, 2014	Inception (November 13, 2012) to July 31, 2013
Advertising and Promotion	$ 341	$ -
Consulting Fees	4,972	-
General and Administrative Expenses	6,976	173
Professional Fees	28,955	-
Filing Fees	20,824	-
Total Expenses	$ 62,068	$ 173

During the year ended July 31, 2014, we incurred general and administrative expenses of $62,068 compared to $173 incurred during the period from inception (November 13, 2012) to July 31, 2013.  General and administrative expenses incurred during the year ended July 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

If we are able to obtain sufficient financing to proceed with our plan of operation, of which there is no assurance, we expect that our expenses will increase significantly as we engage in product and business development activities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Year Ended July 31	Inception (November 13, 2012) to July 31,
	2014	2013
Net Cash used in Operating Activities	$ (35,727)	$ (5,173)
Net Cash used in Investing Activities	-	-
Net Cash from Financing Activities	29,800	11,100
Net Increase (Decrease) in Cash During Period	$ (5,927)	$ 5,927

Working Capital

	At July 31, 2014	At July 31, 2013	Percentage Increase / (Decrease)
Current Assets	$ 14,757	$ 10,927	35.1%
Current Liabilities	(36,098)	(5,100)	607.8%
Working Capital Surplus (Deficit)	$ (21,341)	$ 5,827	(466.2)%

As of July 31, 2014, our current assets were $14,757 compared to $10,927 in current assets at July 31, 2013. Current assets were comprised of $14,757 in prepaid fees. As of July 31, 2014, our current liabilities were $36,098. Current liabilities were comprised of accounts payable and accrued liabilities.

Stockholders’ deficit was $21,341 as of July 31, 2014 compared to stockholder’s equity of $5,827 as of July 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended July 31, 2014, net cash flows used in operating activities was $35,727 consisting of a net loss of $51,968 and increase in prepaid expenses of $9,757. We also had an increase in accounts payable and accrued liabilities of $36,098.

Net cash flows used in operating activities was $5,173 for the period from inception (November 13, 2012) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the year ended July 31, 2014, cash flow provided by financing activities was a $29,800 received from proceeds from sale of common stock and advances from a shareholder.  For the period from inception (November 13, 2012) to July 31, 2013, net cash provided by financing activities was $11,100.

Our plan of operation calls for us to spend significantly more than our current capital resources or the amount of financing that we have been able to obtain to date. As such, there is a substantial doubt that we will be able to raise significant financing to complete our stated plan of operation. Any substantial financing that we are able to obtain is expected to be in the form of equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements:
Audited financial statements as of July 31, 2014, including:
1. a.	Report of Independent Registered Accounting Firm (Thomas J. Harris );
1. b.	Report of Independent Registered Accounting Firm (Dale-Matheson Carr Hilton Labonte LLP);
2.	Balance Sheets as of July 31, 2014 and 2013;
3.	Statements of Operations for the year ended July 31, 2014 and the period from inception on November 12, 2013 to July 31, 2013;
4.	Statement of Stockholders’ Equity (Deficiency) from inception on November 12, 2013 to July 31, 2014;
5.	Statements of Cash Flows for the year ended July 31, 2014 and the period from inception on November 12, 2013 to July 31, 2013; and
6.	Notes to the Financial Statements.

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Overtech Corp.

We have audited the accompanying balance sheets of Overtech Corp. (A Development Stage Company) as of July 31, 2013 and the related statements of income, stockholders’ equity and cash flows for the period then ended, and the period November 13, 2012 (inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Overtech Corp. (A Development Stage Company) as of July 31, 2013 and the results of its operations and cash flows for the periods then ended and the period November 13, 2012 (inception) to July 31, 2013 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has no operations and has not generated any revenues. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note # 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington

August 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Overtech Corp.

We have audited the accompanying balance sheet of Overtech Corp. (the “Company”) as at July 31, 2014 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of July 31, 2013 and for the period from November 13, 2012 (inception) to July 31, 2013 were audited by other auditors whose report dated August 26, 2013 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, these financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

October 27, 2014

OVERTECH CORP.

BALANCE SHEETS

	July 31, 2014	July 31, 2013

ASSETS

Current assets
Cash	$ -	$ 5,927
Prepaids	14,757	5,000
Total assets	$ 14,757	$ 10,927

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 36,098	$ -
Advances	-	5,100
	36,098	5,100

Stockholders' (deficit) equity
Common stock $0.001 par value, 75,000,000 common shares authorized, 70,560,000 shares issued and outstanding at July 31, 2014 (144,000,000 at July 31, 2013)	70,560	144,000
Additional paid in capital	(39,760)	(138,000)
Accumulated deficit	(52,141)	(173)
	(21,341)	5,827
Total liabilities and stockholders (deficit) equity	$ 14,757	$ 10,927

The accompanying notes are an integral part of these audited financial statements

OVERTECH CORP.

STATEMENTS OF OPERATIONS

	Year ended July 31, 2014	From Inception (November 13, 2012) to July 31, 2013

Advertising and Promotion	$ 341	$ -
Consulting fees	4,972	-
General and administrative expenses	6,976	173
Professional Fees	28,955	-
Filing Fees	20,824	-
Net loss before other items	62,068	173

Forgiveness of debt	(10,100)	-
Net loss	$ 51,968	$ 173

Net loss per share - basic and diluted	$ -	$ -

Weighted average number of shares outstanding - basic and diluted	59,350,027	144,000,000

The accompanying notes are an integral part of these audited financial statements

OVERTECH CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEAR ENDED JULY 31, 2014

	Common shares		Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at November 13, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash	144,000,000	144,000	(138,000)	-	6,000
Net loss for the period from inception (November 13, 2012) to July 31, 2013	-	-	-	(173)	(173)

Balance at July 31, 2013	144,000,000	144,000	(138,000)	(173)	5,827

Shares issued for cash	29,760,000	29,760	(4,960)	-	24,800
Shares returned to treasury	(103,200,000)	(103,200)	103,200	-	-
Net loss for the year ended July 31, 2014	-	-	-	(51,968)	(51,968)

Balance at July 31, 2014	70,560,000	$ 70,560	$ (39,760)	$ (52,141)	$ (21,341)

All current and comparative references to the number of shares, weighted average number of common shares and loss per share have been restated to give effect to the common stock dividend of 23 additional shares for each share held (Note 3).

The accompanying notes are an integral part of these audited financial statements

OVERTECH CORP.

STATEMENTS OF CASH FLOWS

	Year ended July 31, 2014	From Inception (November 13, 2012) to July 31, 2013

Cash flows used in operating activities

Net loss	$ (51,968)	$ (173)
Non-cash items:
Forgiveness of debt	(10,100)	-
Changes in operating assets and liabilities:
Prepaids	(9,757)	(5,000)
Accounts payable and accrued liabilities	36,098	-
Net cash used in operating activities	(35,727)	(5,173)

Cash flows from financing activities
Issuance of common shares	24,800	6,000
Advances	5,000	5,100
Net cash provided by financing activities	29,800	11,100

Net (decrease) increase in cash	(5,927)	5,927
Cash, beginning	5,927	-
Cash, ending	$ -	$ 5,927

Cash paid for:
Interest	$ -	$ -
Income tax	$ -	$ -

The accompanying notes are an integral part of these audited financial statements

OVERTECH CORP.

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2014

NOTE 1 – NATURE OF OPERATIONS OF CONTINUANCE OF BUSINCESS

Organization and Description of Business

Overtech Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 13, 2012.  The Company entered into a share purchase agreement (Note 6).

The Company has incurred a loss since inception resulting in an accumulated deficit of $52,141 as of July 31, 2014 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).  The Company’s fiscal year end is July 31, 2014.

Loss Per Share

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. As of July 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company is required to file federal and provincial income tax returns in Canada and federal, state and local income tax returns in the US, as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. In certain circumstances, the US federal statute of limitations can reach beyond the standard three year period. US state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and US have not audited any of the Company’s income tax returns.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

 Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are no observable inputs to the valuation methodology that are relevant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable and advances. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

Recent accounting pronouncements

The Company has elected to early adopt the guidance in FASB Topic 915 and no longer provides the disclosure for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – COMMON STOCK

On August 4, 2014, the Company completed a 24-for-1 forward stock split by way of a stock dividend. Each shareholder received 23 additional shares for each share held on the record date (August 1, 2014). All current and comparative references to the number of common shares, weighted average number of common shares and loss per share have been restated to give effect to the stock dividend.

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On March 28, 2013, the Company issued 144,000,000 shares of its common stock at $0.00004167 per share for total proceeds of $6,000 (Note 5).

In December 2013, the Company issued a total of 29,760,000 shares of common stock at $0.0008333 for total cash proceeds of $24,800.

Effective July 2, 2014, the Company’s former President, Pavel Rozum, surrendered for cancellation 103,200,000 shares of common stock of the Company.

As of July 31, 2014, the Company had 70,560,000 shares issued and outstanding.

NOTE 4 – INCOME TAXES

A reconciliation of income taxes at statutory tax rates is as follows:

	Year ended July 31, 2014	Year ended July 31, 2013
Net loss	$ (51,968)	$ (173)
Statutory tax rate	25%	26%
Expected income tax recovery at the statutory tax rate	(12,992)	(45)
Effect of change in tax rates	2	-
Change in valuation allowance	12,990	45
Income tax recovery	$ -	$ -

The Company’s potential deferred income tax assets and liabilities are estimated as follows:

	July 31, 2014	July 31, 2013
Non-capital loss carry-forwards	$ 13,035	$ 45

As of July 31, 2014 the Company had net operating loss carry forwards of $52,141 that may be available to reduce future years’ taxable income through 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 5 – RELATED PARTY TRANSACTIONS

On March 28, 2013, the Company sold 144,000,000 shares of common stock at a price of $0.000833 per share to its former director (Note 3).

During the period from November 13, 2012 (inception) to July 31, 2014, the former Director loaned $10,100 to the Company to pay for general and administrative expenses. The loan was non-interest bearing.     During the year ended July 31, 2014, the Director forgave the balance owing for no consideration.

NOTE 6 – SUBSEQUENT EVENTS

On August 4, 2014, the dividend of 23 shares for each original share owned was issued (Note 3).

On September 3, 2014, the Company entered into a share purchase agreement through which its newly incorporated wholly-owned subsidiary, Medicus Homecare Inc., will acquire all of the issued and outstanding shares of Beatmungspflege, 23 GmbH (the “GmbH”) in exchange for consideration of $100. Concurrent with the closing of the agreement, the Company’s director, Dr. Elmedian Adzemovic, will transfer 40,800,000 shares of the Company held by her to the vendor of GmbH. On closing, the Company will pay a finders fee of 2,000,000 shares.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 14, 2014, we dismissed is Harris & Gillespie CPA’s, PLLC (formerly Thomas J. Harris, CPA) (“Harris”) as our independent accountants.  The report of Harris on the financial statements for the fiscal period from November 13, 2012 (inception) to July 31, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty or audit scope. Our board of directors recommended the decision to change independent accountants. There have been no disagreements during the fiscal period from November 13, 2012 (inception) to July 31, 2013 and the subsequent interim period up to and including the date of dismissal between us and Harris on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Harris, would have caused them to make reference to the subject matter of the disagreement in connection with Harris's report.

We engaged Dale Matheson Carr-Hilton Labonte, L.L.P. Chartered Accountants (“DMCL”) as our new independent accountants as of August 18, 2014.  We did not consult with DMCL during the fiscal period from November 13, 2012 (inception) to July 31, 2013 and any subsequent interim period prior to their engagement regarding: (i) the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that the newly appointed accountant concluded was an important factor in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement or a reportable event in response to paragraph (a)(1)(iv) of Item 304 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 9A.

CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of July 31, 2014 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

The framework used to evaluate the effectiveness of our internal controls over financial reporting is based upon guiding principles advocated by The Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. This guidance provides a set of twenty basic principles representing the fundamental concepts associated with, and drawn directly from, the five components of the framework i.e. control environment, risk assessment, control activities, information and communication and monitoring.

Internal controls over financial reporting is defined in the SEC's rules as those controls designed by the company's principal executive and financial officers to provide reasonable assurance regarding the reliability of the company's financial reporting and the preparation of financial statements in accordance with GAAP.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Assessment on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal controls over financial reporting include those policies and procedures that:

1.

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources:  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties:  We have an inadequate number of personnel to properly implement control procedures.

Insufficient Written Policies & Procedures:  We have insufficient written policies and procedures for accounting and financial reporting.

Inadequate Financial Statement Closing Process: We have an inadequate financial statement closing process.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors:  We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) prepare and implement sufficient written policies and checklists for financial reporting and closing processes and (4) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and the Chief Financial Officer, has discussed the material weakness noted above with our third party consulting accountant.  Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended July 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and the Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Dr. Elmedina Adzemovic	48	President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Dr. Elmedina Adzemovic was appointed the Company’s Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and a Director on May 22, 2014.  Dr. Adzemovic has worked for over ten years as a general practitioner, specializing in old age care and palliative care.  Dr. Adzemovic does not hold, and has not previously held, any directorships in any other reporting companies

Dr. Adzemovic provides her services on a part-time basis as required for our business.  Dr. Adzemovic presently commits approximately 6 to 8 hours a week of her business time to our business.

Significant Employees

We have no significant employees other than our sole executive officer and director.

Terms of Office

Our sole director is elected to hold office until the next annual meeting of the shareholders and until her respective successor(s) has been elected and qualified.  Our sole executive officer is appointed by our board of directors and holds office until removed by our board of directors or until her successor(s) is appointed.

Committees Of The Board Of Directors

Dr. Adzemovic is our sole director. As such, we do not have a separately designated audit committee, nominating committee or any other committees. Dr. Adzemovic as our sole director, fulfills the duties normally undertaken by those committees.

Audit Committee Financial Expert

Dr. Adzemovic does not qualify as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.  Dr. Adzemovic believes that we will not be able to attract and retain directors who would qualify as “audit committee financial experts” at this time due to our limited financial resources.

Other Significant Employees And Consultants

Other than Dr. Adzemovic, we do not currently have any significant employees.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a).  Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended July 31, 2014, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a “code of ethics” as defined by applicable rules of the SEC. Our code of ethics is attached as an exhibit to this Annual Repot. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our President, Treasurer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K , and to our directors, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Elmedina Adzemovic(1) Director and Executive Officer	2014 2013	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Pavel Rozum Former Director and Former Executive Officer(2)	2014 2013	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Notes:

(1)

Dr. Elmedina Adzemovic was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on May 22, 2014.

(2)

Mr. Rozum resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on May 22, 2014.

Outstanding Equity Awards at Fiscal Year End

As at July 31, 2014, we had no outstanding equity awards.

Compensation Arrangements

There is no compensation arrangement in place between the Company and Dr. Adzemovic.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of October 23, 2014 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Elmedina Adzemovic CEO, CFO, President, Secretary, Treasurer & Director	40,800,000 Shares (direct)	57.8%
Common Stock	All Officers and Directors as a Group (1 person)	40,800,000 Shares	57.8%
5% SHAREHOLDERS
Common Stock	Elmedina Adzemovic CEO, CFO, President, Secretary, Treasurer & Director Waiblingerstrasse 34 Stuttgart, Germany 70372	40,800,000 Shares (direct)	57.8%
Common Stock	Heinz Weiler Lenzhalde 32 Esslingen, Germany 73732	4,104,816 Shares (direct)	5.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 23, 2014.  As of October 23, 2014, there were 70,560,000 shares of our common stock issued and outstanding.

Changes in Control

On September 3, 2014, we entered into a Share Purchase Agreement (the "Share Purchase Agreement") among us, our wholly-owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”), Dr. Orhan Karahodza (the "Vendor"), Beatmungspflege 24 GmbH (the "GmbH") and Dr. Elmedina Adzemovic to acquire all of the issued and outstanding shares of the GmbH held by the Vendor. The GmbH was formed in February 2013 to acquire the businesses operated by Dr. Karahodza for several years.

Concurrent with closing of the Share Purchase Agreement, our President, Dr. Elmedina Adzemovic, will transfer on closing 40,800,000 of our shares held by her to Dr. Karahodza. Following the closing, Dr. Karahodza will join our Board of Directors and be appointed our President, Secretary and Treasurer and Dr. Adzemovic will remain a director and our Chief Financial Officer.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(i)

Any of our directors or officers;

(ii)

Any person proposed as a nominee for election as a director;

(iii)

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our outstanding shares of common stock;

(iv)

Any of our promoters; and

(v)

Any relative or spouse of any of the foregoing persons who has the same house as such person.

On November 13, 2012, we offered and sold 6,000,000 shares of common stock to Pavel Rozum, our former President, Secretary, Treasurer and sole Director, at a purchase price of $0.001 per share, for aggregate proceeds of $6,000.

During the period November 13, 2012 (inception) to July 31, 2013, Mr. Rozum loaned $10,100 to the Company to pay for general and administrative expenses. This loan was forgiven on May 22, 2014 when Mr. Rosum resigned as an officer and director.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements.  Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation.  Our sole director, Elmedina Adzemovic, is also our sole executive officer.  As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors.  In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors.  Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

On August 14, 2014, we dismissed is Harris & Gillespie CPA’s, PLLC (formerly Thomas J. Harris, CPA) (“Harris”) as our independent accountants. We engaged Dale Matheson Carr-Hilton Labonte, L.L.P. Chartered Accountants (“DMCL”) as our new independent accountants as of August 18, 2014.  Harris and DMCL provided the following services in the following categories and amounts:

	Year Ended July 31, 2014 (DMCL)	Year Ended July 31, 2014 (Harris)	Year Ended July 31, 2013 (Harris)
Audit Fees	$ 7,000	$ 4,500	$ 2,000
Audit-Related Fees	$ -	$ -	$ -
Tax Fees	$ -	$ -	$ -
All Other Fees	$ -	$ -	$ -
Total	$ 7,000	$ 4,500	$ 2,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our sole executive officer and sole director pre-approves all audit and non-audit services performed by our independent auditors during the fiscal year.

No non-audit services were provided by Harris or DMCL during the last two fiscal years.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

(1)

on Form 10-Q filed with the SEC on June 14, 2013

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of Registrant. (1)
3.2	Bylaws of the Registrant. (2)
10.1	Mobile Application Development and Intellectual Property Assignment Agreement, dated August 22, 2013, by and between Overtech Corp and Murad Guseinov. (1)
10.2	Share Purchase Agreement dated September 3, 2014, among Overtech Corp., its wholly-owned subsidiary, Medicus Homecare Inc., Dr. Orhan Karahodza, Beatmungspflege 24 GmbH and Dr. Elmedina Adzemovic(2)
14.1	Code of Ethics.
21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-191251), filed with the SEC on September 19, 2013.

(2)

Incorporated by reference to the Company’s Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-191251), filed with the SEC on November 21, 2013.

(3)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERTECH CORP.

Date:	October 29, 2014	By:	/s/ Elmedina Adzemovic
ELMEDINA ADZEMOVIC
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	October 29, 2014	By:	/s/ Elmedina Adzemovic
ELMEDINA ADZEMOVIC
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director
(Principal Executive Officer and Principal Accounting Officer)

26