Form 10-Q
period 2014-10-31
OVERTECH CORP.
filed 2014-12-11
CIK 1570649

UNITED STATESSECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333 -191251

OVERTECH CORP.

(Exact name of registrant as specified in its charter)

Nevada	7392	None
(State or Other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Number)	(IRS Employer Identification Number)

Waiblingerstrasse 34

Stuttgart, Germany

49-157-894-69537

 (Address and telephone number of principal executive offices)

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

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 YES [   ] NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 70,560,000 as of November 25, 2014.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

OVERTECH CORP.

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2014

(Unaudited)

OVERTECH CORP.

CONSOLIDATED BALANCE SHEETS

	October 31, 2014	July 31, 2014
	(Unaudited)

ASSETS

Current assets
Prepaids	$ -	$ 14,757
Total assets	$ -	$ 14,757

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 62,767	$ 36,098
	62,767	36,098

Stockholders' deficit
Common stock $0.001 par value, 75,000,000 common shares authorized, 70,560,000 shares issued and outstanding at October 31, 2014 and July 31, 2014	70,560	70,560
Additional paid in capital	(39,760)	(39,760)
Accumulated deficit	(93,567)	(52,141)
	(62,767)	(21,341)
Total liabilities and stockholders deficit	$ -	$ 14,757

The accompanying notes are an integral part of these consolidated interim financial statements

OVERTECH CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended October 31,	Three Months ended October 31,
	2014	2013

Advertising and promotion	$ 3,096	$ -
General and administrative expenses	10,006	8,562
Professional fees	25,825	-
Filing fees	2,499	-
Net loss	$ 41,426	$ 8,562

Net loss per share - basic and diluted	$ -	$ -

Weighted average number of shares outstanding - basic and diluted	59,350,027	144,000,000

The accompanying notes are an integral part of these consolidated interim financial statements

OVERTECH CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014

(Unaudited)

	Common shares		Additional
	Number of		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at November 13, 2012	-	$ -	$ -	$ -	$ -

Shares issued for cash	144,000,000	144,000	(138,000)	-	6,000
Net loss for the period from inception (November 13, 2012) to July 31, 2013	-	-	-	(173)	(173)

Balance at July 31, 2013	144,000,000	144,000	(138,000)	(173)	5,827

Net loss for the three months ended October 31, 2013	-	-	-	(8,562)	(8,562)

Balance at October 31, 2013	144,000,000	144,000	(138,000)	(8,735)	(2,735)

Shares issued for cash	29,760,000	29,760	(4,960)	-	24,800
Shares returned to treasury	(103,200,000)	(103,200)	103,200	-	-
Net loss for the nine months ended July 31, 2014	-	-	-	(43,406)	(43,406)

Balance at July 31, 2014	70,560,000	70,560	(39,760)	(52,141)	(21,341)

Net loss for the three months ended October 31, 2014	-	-	-	(41,426)	(41,426)

Balance at October 31, 2014	70,560,000	$ 70,560	$ (39,760)	$ (93,567)	$ (62,767)

All current and comparative references to the number of shares, weighted average number of common shares and loss per share have been restated to give effect to the common stock dividend of 23 additional shares for each share held (Note 2).

The accompanying notes are an integral part of these consolidated interim financial statements

OVERTECH CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months ended October 31,	Three Months ended October 31,
	2014	2013

Cash flows used in operating activities

Net loss	$ (41,426)	$ (8,562)
Changes in operating assets and liabilities:
Prepaids	14,757	5,000
Accounts payable and accrued liabilities	26,669	500
Net cash used in operating activities	-	(3,062)

Cash flows from financing activities
Advances	-	5,000
Net cash provided by financing activities	-	5,000

Net increase in cash	-	1,938
Cash, beginning	-	5,927
Cash, ending	$ -	$ 7,865

Cash paid for:
Interest	$ -	$ -
Income tax	$ -	$ -

The accompanying notes are an integral part of these consolidated interim financial statements

OVERTECH CORP.

NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS

OCTOBER 31, 2014

NOTE 1 – NATURE OF OPERATIONS OF CONTINUANCE OF BUSINESS

Overtech Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 13, 2012.  On November 12, 2014, the Company entered into a share purchase agreement to acquire all the outstanding common shares of Beatmungspflege 24 GmbH (“Beatmungspflege”) (Note 3).

Basis of presentation

The unaudited interim consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the Annual Report on Form 10-K of Overtech Corp. for the year ended July 31, 2014. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended October 31, 2014, are not necessarily indicative of the results that may be expected for the year ending July 31, 2015.  For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended July 31, 2014, included in the Company’s report on Form 10-K.

NOTE 2 – COMMON STOCK

On August 4, 2014, the Company completed a 24-for-1 forward stock split by way of a stock dividend. Each shareholder received 23 additional shares for each share held on the record date of August 1, 2014. All current and comparative references to the number of common shares, weighted average number of common shares and loss per share have been restated to give effect to the stock dividend.

NOTE 3 – SUBSEQUENT EVENTS

On November 12, 2014, the Company’s wholly-owned subsidiary, Medicus Homecare Inc. (“Medicus”), Dr. Orhan Karahodza (“Vendor”) and Beatmungspflege executed an agreement and deed of transfer (the “Agreement”), pursuant to which Medicus paid $100 for all of the outstanding common shares of Beatmungspflege. Subsequent to the closing of the Agreement, Medicus will merge with the Company and Beatmungspflege will become a wholly owned subsidiary of Overtech.  Upon completion of the merger, the officers and directors of Beatmungspflege will become the officers and directors of Overtech and Overtech will adopt the business plan of Beatmungspflege. Beatmungspflege is the accounting acquirer (legal acquiree) and Overtech is the accounting acquiree (legal acquirer).

The former shareholder and management of Beatmungspflege will own approximately 58% of the total issued and outstanding common shares of Overtech, resulting in a reverse takeover and recapitalization under US Generally Accepted Accounting Principles.

On closing, the Company paid a finders fee of 2,000,000 shares.

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

Introduction

We were incorporated on November 13, 2012 in the State of Nevada.   We are in the business of providing medical in-home care services including ventilation for patients that suffer from debilitating diseases such as amyotrophic Lateral Sclerosis (ALS), Muscular Dystrophy (MD), Guillain-Barre Syndrome (GBS) and Chronic Obstructive Pulmonary Disease (COPD).  Other services include Acute post-patient car, respiration optimization and monitoring of long term home respiration with nationwide care available within 24 hours for all respiration cases. Our operations to date have been devoted primarily to start-up and development activities, which include: (i) formation of the Company; (ii) development of our business plan; (iii) website development, and (iv) purchase of the medical business.

Acquisition Agreement

On September 3, 2014, we entered into a Share Purchase Agreement (the "Share Purchase Agreement") with our wholly-owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”), Dr. Orhan Karahodza (the “Vendor”), Beatmungspflege 24 GmbH (the "GmbH") and Dr. Elmedina Adzemovic for the acquisition of the GmbH from the Vendor by the Subsidiary. The GmbH was formed to acquire the medical in-home care services proprietorships operated by Dr. Orhan Karahodza and Dzenana Karahodza for several years under the names Das Pflegeland and Premium-Pflegedienst Pflegeland (the “Predecessors”).  The GmbH acquired the Predecessors under contribution agreements dated effective as at July 1, 2014 (the “Contribution Agreements”).  Prior to the acquisition of the Predecessors, the GmbH did not carry on any business.

Under the terms of the Share Purchase Agreement, the Subsidiary, acquired the GmbH for a consideration of USD$100. Concurrent with Closing of the acquisition, our former President, Dr. Elmedina Adzemovic, transferred 40,800,000 of shares of our common stock  held by her to the Vendor.  As a result of the transfer of her shares to the Vendor, Dr. Adzemovic no longer owns any shares of our common stock  Accordingly, there was a change in control and Dr. Orhan Karahodza now controls 57.8% of the issued and outstanding shares of our common stock.

On November 12, 2014, upon closing of the acquisition of the GmbH, Dr. Elmedina Adzemovic resigned as our Chief Executive Officer, President, Secretary and Treasurer. The resignations of Dr. Adzemovic were made in accordance with the terms of the Share Purchase Agreement and were not due to any us. She continues to act as our  Chief Financial Officer and as a Director.

Upon the tendering of Dr. Adzemovic’s resignations, Dr. Orhan Karahodza was appointed to our Board of Directors and as our Chief Executive Officer, President, Secretary and Treasurer.

On November 12, 2014, as a result of the acquisition of the GmbH, our fiscal year end has changed from July 31 to December 31.  Accordingly, we will be filing our next Annual Report on Form 10-K for the year ended December 31, 2014

As a result of the acquisition of the GmbH, we changed our business to providing medical in-home care services in Germany. In addition, the acquisition of the GmbH has the effect of causing us to cease being a “shell company.”

Medical In-Home Care Services

The business of the GmbH is primarily the offering of medical in-home care services in Germany including ventilation for patients that  suffer  from  debilitating  diseases  such  as  Amyotrophic  Lateral  Sclerosis  (ALS),  Muscular Dystrophy (MD), Guillain-Barre syndrome (GBS), and Chronic Obstructive Pulmonary Disease (COPD). Other services include acute post-patient care, respiration optimization and monitoring of long-term home respiration.

The GmbH currently operates in the Stuttgart area with two facilities, one of which serves as an office and the other is an acute post care facility with 3 beds outfitted with respiration equipment.  The GmbH also has 7 local checkpoints in the Stuttgart area and plans to open additional checkpoints throughout Germany.  The checkpoints are locations where nurses pick up medication, supplies and equipment prior to visiting the patients in their homes.

At the present time, the GmbH has 103 employees and contractors of which 80 are nurses responsible for maintenance and care of patients.

Ambulatory care services and nursing care is estimated to be a 27 billion EUR annual market in Germany. The German market for ambulatory care services is estimated to increase to 50 billion EUR by 2020 (source: German Federal Statistical Office).

SUMMARY OF FINANCIAL CONDITION

Table 1: Comparison of financial condition

	October 31, 2014	July 31, 2014	July 31, 2013
Working capital	$(62,767)	$(21,341)	$10,927
Current assets	$0	$14,757	$10,927
Total liabilities	$62,767	$46,198	$5,100
Common stock and additional paid in capital	$30,800	$30,800	$6,000
Deficit	$(93,567)	$(52,141)	$(173)

RESULTS OF OPERATION

We have not generated any revenue to date and we have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended October 31, 2014 and 2013

Our net loss for the three months ended October 31, 2014 was $41,426 (2013, $8,562). During the three months ended October 31, 2014 and 2013 we did not generate any revenue.

During the three months ended October 31, 2014, we incurred general and administrative expenses of $10,006 (2013, $8,562).  General and administrative expenses incurred during the three months ended October 31, 2014 were generally related to corporate overhead, financial and administrative contracted services, such as developmental costs, and marketing expenses. Professional fees incurred in the three months ended October 31, 2014 were $25,825 (2013, $0).  Professional fees were primarily related to the acquisition of our new subsidiary Beatmungspflege 24 GmbH.

LIQUIDITY AND CAPITAL RESOURCES

Three months ended October 31, 2014

As of October 31, 2014, our current assets were $0 (July 31, 2014 $14,757). As of October 31, 2014, our current liabilities were $62,767 (July 31, 2014 $36,098). Current liabilities were comprised of $32,069 in accounts payable and $30,698 in advances from an unrelated person.

Stockholders’ deficit was $93,567 as of October 31, 2014 ($52,141 as of July 31, 2013).

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended October 31, 2014, net cash flows used in operating activities was $0 consisting of a net loss of $41,426, a decrease in prepaid expenses of $14,757 and an increase in accounts payable and $26,669. Net cash flows used in operating activities was $3,062 for the three months ended October 31, 2013. This consisted of a net loss of $8,562, a decrease in prepaids of $5,000 and an increase in accounts payable and accrued liabilities of $500.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from shareholders or the issuance of equity instruments. For the three months ended October 31, 2014, cash flow provided by financing activities was a $0.  For the three months ended October 31, 2013, net cash provided by financing activities was $5,000 from advances from a former shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will be funded through the ongoing operations of our new subsidiary Beatmungspflege 24 GmbH and from further issuances of securities and issuance of debt instruments. Our working capital requirements are expected to increase in line with the growth of our business.

Anticipated cash flow from operations, further issuance of securities and further advances and debt instruments are expected to be adequate to fund our operations over the next year. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) expenses associated with expansion of our medical business; and (iii) marketing expenses. We intend to finance these expenses through operating cash flow, further issuances of securities, and debt issuances. To expand our business, we expect we will need to raise additional capital through the securities market. Issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Material Commitments

As of October 31, 2014, we had no material commitments.

Off-Balance Sheet Arrangements

As of the date of this Interim Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' audit report accompanying our July 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rules 13a-15(e) and 15(d)-15(e) as of October 31, 2014 (“Evaluation Date”). Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed in our Annual Report on Form 10-K for the year ended July 31, 2014 (the “2014 Annual Report”).

Notwithstanding the assessment that our internal controls over financial reporting were not effective and that there were material weaknesses as identified in our 2014 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014 report fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any other legal proceedings and, to our knowledge, no other legal proceedings are pending, threatened or contemplated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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
10.3

Contribution Agreement (Das Pflegeland) effective July 1, 2014 between Beatmungspflege 24 GmbH and Dr. Orhan Karahodza (and Dzenana Karahodza as communal property ownership in accordance with Bosnian law).(5)

10.4

Contribution Agreement (Premium-Pflegedienst Pflegeland) effective July 1, 2014 between Beatmungspflege 24 GmbH and Mrs. Dzenana Karahodza (and Dr. Orhan Karahodza as communal property ownership in accordance with Bosnian law).(5)

10.5	Agreement and Deed of Transfer.(5)
14.1	Code of Ethics.(4)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

(3)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 8, 2014.

(4)

Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on October 29, 2014.

(5)

Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OVERTECH CORP.
Dated: December 11, 2014	By: /s/ Orhan Karahodza
Orhan Karahodza President, Secretary, Treasurer, Chief Executive Officer (Principal Executive Officer)