Form 10-KT
period 2014-12-31
MEDICUS HOMECARE INC.
filed 2015-12-28
CIK 1570649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 31, 2014 to December 31, 2014

COMMISSION FILE NUMBER 000-55272

MEDICUS HOMECARE INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227048
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Waiblingerstrasse 34
Stuttgart, Germany	70372
(Address of principal executive offices)	(Zip Code)

+49 157 894 69537
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of Common Stock held by non-affiliates of the Company is approximately $27,605,605 based on the price of $0.95 which was the last sold price as of January 30, 2015, which would have been the last business day of the Company’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 16, 2015, the Company had 72,810,000 shares of common stock outstanding.

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management, any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

As used in this Annual Report, the terms “we,” “us,” “our,” “Overtech,” and the “Company” mean Medicus Homecare Inc. (formerly “Overtech Corp.”) unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. Business.

General

We were incorporated on November 13, 2012, under the laws of the State of Nevada. Our principal offices are located at Waiblingerstrasse 34, Stuttgart, Germany. Our telephone number is +49 157 894 69537.

Prior to completing the acquisition of GmbH on November 12, 2014, we were engaged in the business of developing mobile games for the Apple and Android platforms. However, in order to focus our resources on our medical in-home care services business, we abandoned the mobile gaming business on closing of the acquisition of GmbH.

Share Purchase Agreement

On September 3, 2014, we entered into a share purchase agreement (the “Share Purchase Agreement”) with our wholly-owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”), Dr. Orhan Karahodza (the “Vendor”), Beatmungspflege 24 GmbH (“GmbH”) and Dr. Elmedina Adzemovic for the acquisition of all of the issued and outstanding shares of GmbH from the Vendor by the Subsidiary. GmbH was formed to acquire the medical in-home care services proprietorships operated by Dr. Orhan Karahodza and Dzenana Karahodza for several years under the names Das Pflegeland and Premium-Pflegedienst Pflegeland (the “Predecessors”). GmbH acquired the Predecessors under contribution agreements dated effective as at July 1, 2014 (the “Contribution Agreements”). Prior to the acquisition of the Predecessors, GmbH did not carry on any business.

Under the terms of the Share Purchase Agreement, the Subsidiary, acquired GmbH for aggregate consideration of USD$100 (the “Acquisition”). Concurrent with closing of the Acquisition, our former President, Dr. Elmedina Adzemovic, transferred 40,800,000 of shares of our common stock held by her to the Vendor. As a result of the transfer of her shares to the Vendor, Dr. Adzemovic no longer owns any shares of our common stock. Accordingly, we experienced a change in control and Dr. Orhan Karahodza now controls 56.2% of our issued and outstanding shares of common stock.

As a result of the Acquisition, we have now changed our business to providing medical in-home care services in Germany. In addition, our acquisition of GmbH has the effect of causing us to cease being a “shell company”. Accordingly, we have included in this Current Report the information that would be required if we were filing a general form for registration of securities on Form 10 as a smaller reporting company.

Medical In-Home Care Services

The business of GmbH is now primarily the offering of medical in-home care services in Germany including ventilation for patients that suffer from debilitating diseases such as Amyotrophic Lateral Sclerosis (ALS), Muscular Dystrophy (MD), Guillain-Barre syndrome (GBS), and Chronic Obstructive Pulmonary Disease (COPD). Other services provided by GmbH include acute post-patient care, respiration optimization and monitoring of long-term home respiration.

As GmbH is not yet authorized to provide medical in-home nursing care services pursuant German regulations, GmbH entered into a cooperation agreement dated July 1, 2014 (the “Cooperation Agreement”) with Medicus Intensivpflege GmbH (“MI GmbH”). Pursuant to the Cooperation Agreement:

1.	MI GmbH is to:

	a.	provide medical in-home nursing care services to GmbH;

	b.	provide GmbH with such information as GmbH may require to prepare the billing statements;

	c.	prepare a quarterly billing statement detailing the Services provided and present such statement to GmbH for its analysis; and

d.

provide to GmbH such further supporting information in respect of the medical in-home nursing care services and provide such access to GmbH into the relevant accounting materials as may be required by GmbH upon written request by GmbH; and

2.	GmbH shall pay MI GmbH a fee in the amount of 15% of the gross revenues generated by GmbH from the provision of medical in-home nursing care services to patients of GmbH (the “Fee”).

Upon GmbH obtaining authorization under German regulations to provide the medical in-home nursing care services, the Cooperation Agreement may be terminated by GmbH.

The above agreement is results in MI GmbH being a service provider for GmbH since MI GmbH has the License and it also has the employees. MI GmbH renders the care services and then invoices the services on behalf of GmbH. The customer relationship in this case belongs to GmbH. MI GmbH then passes on all revenues to GmbH and MI GmbH in turn gets all costs incurred in rendering the services reimbursed by GmbH. Additionally, MI GmbH gets 15% of all revenue of GmbH as a mark-up in exchange for its partnership with and utilizing its license for GmbH.

Once GmbH receives its licence/admission all employees will be moved to GmbH and the billing to the insurance funds will be done directly by GmbH. At that time, the Cooperation Agreement will cease to exist.

Our revenue is recognized on a monthly basis by invoicing the services provided in that month. Services are invoiced by MI GmbH to the public health insurance funds, private health insurance or the customer directly. Our services are provided on an hourly basis and the services billed are at a determined price by the insurance companies.

Approximately 85% of our services are billed and paid by the public health insurance, 10% by private health insurance and 5% paid directly by the customer. The customer is billed if the insurance provider does not cover the service or only covers a percentage of the service.

Approximately 10% of the amounts invoiced monthly are written off. This may be due to:

  customers not having funds available to pay;
  the insurance companies disputing some of the services rendered (which is rare); or
  if the private health insurance only covers a portion of the service and the customer does not have the available funds to cover the balance.

Generally, all payments are received within 28 days of invoicing as the insurance funds have the duty to pay within 28 days of being invoiced. The only time the insurance payments will take longer is if there is a dispute regarding the services provided (which is uncommon).

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

At the present time, MI GmbH has 103 employees and contractors of which 80 are nurses responsible for maintenance and care of patients (which includes 60 full-time nurses and 20 part-time nurses).

Ambulatory care services and nursing care is estimated to be a 27 billion EUR annual market in Germany.

Background of German Health Care System

Health care in Germany is made up of a combination of compulsory health insurance and private medical care. Since 2009, it has been mandatory for all residents of Germany to have either state or private health insurance. It is also a legal requirement for obtaining a residence permit. Just under 90 percent of the population is covered by public health insurance which is compulsory unless income is above a fixed sum (in 2011: EUR 48,000 which equates to EUR 4,000/month). German law requires everyone living in Germany to be insured for at least hospital and outpatient medical treatment.

Most people in need of assistance prefer to stay at their respective homes, even if they need assistance in daily living. Currently 2.5 million people in Germany are care dependent, which is about 3.5% of the entire German population. Of that 2.5 million people in Germany, 63% are cared for at home and 37% live in nursing homes.

Competition

There are over ten significant competitors to our company in the Southern German market. There are approximately 80 companies, in Stuttgart, Germany, in the care services sector that have the license/admission to render care services this includes breathing care. As the breathing care service is niche, not every company provides this service. There are approximately 5-6 companies that have the special expertise to provide the breathing care and these would be our competitors. However, none of these companies are managed by a doctor of medicine, so the medical background and professional network of Dr. Karahodza as well as the ability to provide the service within 24 hours are the main competitive advantages of GmbH. We also offer a ventilation centre with hospital intensive care unit quality unlike some of our competitors. We feel this provides us with a competitive advantage, particularly in acquiring new patients who can easily be discharged from hospital.

During his time as a staff physician, Dr. Karahodza, our director and officer, got to know the internal processes in hospitals and the need for care facilities for discharged patients. Furthermore, Dr. Karahodza was able to establish a broad network of contacts to clinic managers, doctors, administrative staff, etc. during this time, which proves advantageous in terms of customer acquisition.

Our other advantages include:

(1)	Medical management (Dr. Karahodza M.D.) and correspondingly good reputation and visibility;

(2)	We train our own staff (regular follow up trainings with their own instructors and in cooperation with schools);

(3)	Contacts with clinicians and recommendation instances;

(4)	24/7 on-call duty of doctors made possible by collaborations of doctors throughout the country;

(5)

Direct access and personal contacts with equipment manufacturers (not distributors). This results in more favourable terms and recommendations of the care service to clinics also supplied by the relevant manufacturer, etc.; and

(6)	Professional customer acquisition on the internet through our online marketing.

Another important aspect for the success of a care company is customer satisfaction and resulting recommendations. This is particularly ensured through the careful selection of qualified nursing staff.

Marketing and Sales Plan

All current marketing activities of GmbH will be subsequently projected onto all 7 new locations. This specifically means that contacts with multipliers (doctors, clinics, etc.) will be established, relevant web sites for the regional offices will be created, online marketing activities will be gradually extended to the new locations, etc.

We plan for our services to be marketed as following:

(a)	Maintaining contacts and acquiring new multipliers

Apart from longstanding relationships with the responsible persons and doctors in clinics throughout Germany, we continually expand our network through making contact with clinics, social services and testing institutions.

(b)	Informative websites

We maintain the following websites covering the range of our services:
  www.24Heimbeatmung.de
  www.pflegeland-24.de
  www.consulting-24.org
  www.consulting-24.de
  www.eliteseniorenhaus.com
  www.medicalspa-stuttgart.de
  www.beatmungsservice.com
  www.medicus-24.de

These websites are advertised nationwide with online marketing activities including keyword advertising via “Google Adwords”.

We intend to spend EUR 87,900 (approximately USD$96,000) on marketing efforts during the 2016 fiscal year.

Patents, Trademarks and Intangible Property

The trademark “MEDICUS 24” bearing registration number 306 38 993 was entered into the Register of the German Patent and Trademark Office on August 22, 2006. The term of protection for this trademark ends on June 30, 2016 and may be extended for a further 10 year period.

We also own and operate the below websites:

  www.24Heimbeatmung.de
  www.pflegeland-24.de
  www.consulting-24.org
  www.consulting-24.de
  www.eliteseniorenhaus.com
  www.medicalspa-stuttgart.de
  www.beatmungsservice.com
  www.medicus-24.de

Government Regulations

Licensing and insurance coverage are necessary for the conduct of our business. Regular inspections are conducted by government authorities. Our company and its facilities hold all licenses and insurance necessary for the conduct of its business.

The license that MI GmbH has (and as of yet GmbH has not received) is the “Versorgungsvertrag with AOK” (the “License”) that is not granted by the state, but by the German statutory health insurance fund (AOK is one public health insurance fund and has been granted the licensing representative for all public health funds). With the License, MI GmbH has the right/admission to bill the public health insurance funds for the nursing services that we have contracted out to MI GmbH. If a company does not have a license, then it cannot bill the public health insurance funds, but that does not mean that it is not be allowed to render the care services. A company can still perform the care services and bill the client directly or his private health insurance as there is no other license/admission required for the company.

There is also no operational license required for our business except for the License. The employees of a company providing the service must be qualified, meaning that they must have the required education/apprenticeship but are not required to have a medical diploma. All of the employees and independent contractors working for MI GmbH who provide the services have the required education or apprenticeship in Germany. There is no supervisory authority of our business except requirement to have a license in order to bill the health insurance fund.

Employees

Our company does not employ any people. Our operations have been contracted out to MI GmbH until we have receive our Versorgungsvertrag with AOK. Upon receipt of such license, we will takeover the operations from MI GmbH and employees of MI GmbH. All other parties involved with our business operations are five independent contractors.

MI GmbH employs 80 persons in Germany, of which 60 are full-time and 20 are permanent part-time. In addition, our company has 23 independent contractors engaged to perform its services.

ITEM 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. Properties.

Currently, we have two principal locations as follows:

1.

A location at Waiblinger Strasse 34, 70372 Stuttgart, Germany which is the office where organizational work, human resources planning, route planning, etc. take place. The offices consist of approximately 78 m2.

2.

A location at Villa Schöne, Badstrasse 36, 70372 Stuttgart-Bad Cannstatt, Germany, the premises are approximately 120 m² in size and include a ventilation centre with a total of three small rooms and corresponding three beds, a small medical office and office space for the office staff. From this location, all care activities for existing patients are planned. The ventilation centre acts as an intermediate solution for patients who were already discharged from the hospital, but are not ready yet to go home completely.

We also rent 7 local checkpoints in the Stuttgart area, each with an approximate size of 150 m2. The checkpoints are locations where nurses pick up medication, supplies and equipment prior to visiting the patients in their homes.

ITEM 3. Legal Proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 4. Mine Safety Disclosures.

Not Applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares are quoted on the OTCQB under the symbol “MDCR”. The high and the low prices for our shares for each of our last six fiscal quarters were:

Quarter Ended	High(1)	Low(1)

September 30, 2015	$0.77	$0.45
June 30, 2015	$0.79	$0.36
March 31, 2015	$1.14	$0.60
December 31, 2014	$1.36	$0.77
September 30, 2014	$1.50	$0.10
June 30, 2014	$1.50	$1.50
March 31, 2014	N/A	N/A
December 31, 2013	N/A	N/A
September 30, 2013	N/A	N/A
June 30, 2013	N/A	N/A
March 31, 2013	N/A	N/A

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Although our shares have been eligible for quotation on the OTCQB since February 5, 2014, no information on the high, low and bid prices for our common stock was available from the OTCQB for the fiscal quarters provided above or as of the date of this Current Report on Form 8-K. Our shares are quoted under the symbol “MDCR”. FINRA has added an “E” to our symbol to indicate that our company is delinquent in filing its periodic reports.

Registered Holders of Our Common Stock

As of December 16, 2015, there were 24 registered holders of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

On August 4, 2014, we completed a 23-for-1 forward split by way of stock dividend. Each stockholder of record as of Friday, August 1, 2014 was issued 23 additional shares for every one share of our common stock.

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

Recent Sales of Unregistered Securities

On November 25, 2015, we completed a private placement of our common shares for an aggregate of 250,000 shares of our common stock at €0.32 (EUR) per share and for total proceeds of €80,000 to be used as general working capital.

Pursuant to the Agreements, we closed on the private placement and issued an aggregate of 250,000 common shares to one (1) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

ITEM 6. Selected Financial Data.

Not required for “smaller reporting companies”.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Annual Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

Overview

Prior to completing the Acquisition of GmbH on November 12, 2014, we were engaged in the business of developing and selling of mobile games for the Apple and Android platforms. However, in order to focus our resources on our medical in-home care services, we have abandoned the mobile gaming business. As a result of our acquisition of GmbH, we have now changed our business to providing medical in-home care services in Germany.

Since completion of the December 31, 2013 year end, our assets and liabilities have been impacted due to the costs incurred in connection with the reorganization of the Predecessors and the completion of the Share Purchase Agreement.

We plan to open additional local checkpoints over the next two years which will affect our assets, liabilities, liquidity and working capital.

Our revenue is recognized on a monthly basis by invoicing the services provided in that month. Services are invoiced by MI GmbH to the public health insurance funds, private health insurance or the customer directly. Our services are provided on an hourly basis and the services billed are at a determined price by health insurance companies.

Approximately 85% of our services are billed and paid by the public health insurance, 10% by private health insurance and 5% paid directly by the customer. The customer is billed if the insurance provider does not cover the service or only covers a percentage of the service.

Approximately 10% of the amounts invoiced monthly are written off. This may be due to:

  customers not having funds available to pay;
  the insurance companies disputing some of the services rendered (which is rare); or
  if the private health insurance only covers a portion of the service and the customer does not have the available funds to cover the balance.

Generally, all payments are received within 28 days of invoicing as the insurance funds have the duty to pay within 28 days of being invoiced. The only time the insurance payments will take longer is if there is a dispute regarding the services provided (which is uncommon).

Going Concern

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern. As of December 31, 2014, we have not achieved profitable operations and have accumulated a deficit of $1,734,177. Continuation as a going concern is dependent upon the ability of our company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that our company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should our company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

Results of Operations

Summary of Year End Results

January 30, 2014
(inception of
GmbH) to
December 31,
2014
Revenue	$3,198,363
Expenses	(2,717,241)
Net Revenue	$481,122

Revenues

Revenues from January 30, 2014 (inception of GmbH) to December 31, 2014 were $3,198,363. There is no comparable period as GmbH was incorporated on January 30, 2014. The revenue is from the services that we provide.

Expenses

January 30, 2014
(inception of GmbH) to
December 31, 2014
Administrative fees	$6,000
Advertising and marketing	21,347
Audit and accounting fees	266,081
Automobile expenses	5,595
Depreciation	17,113
Facility rent and maintenance costs	33,723
Legal fees	29,608
Meals and entertainment	703
Other operating expenses	98,128
Regulatory fees	5,223
Total Expenses	$483,521

Operating Expenses. Operating expenses from January 30, 2014 (inception of GmbH) to December 31, 2014 were $483,521. There is no comparable period as GmbH was incorporated on January 30, 2014. The operating expenses from January 30, 2014 (inception of GmbH) to December 31, 2014 were primarily attributable to audit and accounting fees, facility rent and maintenance costs, legal fees and other operating expenses.

Net Gain. Our net gain from January 30, 2014 (inception of GmbH) to December 31, 2014 was 481,122. There is no comparable period as GmbH was incorporated on January 30, 2014.

Liquidity and Capital Resources

Cash Flows

January 30, 2014
(inception of GmbH) to
December 31, 2014
Net Cash Provided By (Used) in Operating Activities	$(124,891)
Net Cash Provided By (Used) in Investing Activities	(307,694)
Net Cash Provided By (Used) Financing Activities	432,585
Net Increase (Decrease) in Cash During Period	$-

Working Capital
At December 31, 2014
Current Assets	$797,749
Current Liabilities	(834,745)
Working Capital Surplus (Deficit)	$(36,996)

Our cash and cash equivalents were Nil at December 31, 2014.

Net Cash Used In Operating Activities. Net cash of $124,891 was used in operating activities from January 30, 2014 (inception of GmbH) to December 31, 2014.

Net Cash Used In Investing Activities. Net cash of $307,694 was used in investing activities from January 30, 2014 (inception of GmbH) to December 31, 2014.

Net Cash Provided By (Used In) Financing Activities. Net cash of $432,585 was provided by financing activities from January 30, 2014 (inception of GmbH) to December 31, 2014.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principals of Consolidation

The consolidated financial statements include the accounts of Medicus Homecare Inc. and its wholly-owned subsidiary, Beatmungspflege 24 GmbH. On consolidation, all intercompany balances and transactions are eliminated.

Accounting Estimates

The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our company regularly evaluates estimates and assumptions related to the fair value of intangible assets, useful life and recoverability of equipment, fair value of financial instruments and deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant areas requiring management’s estimates and assumptions are estimates of bad debts, the fair value of transactions involving common stock, warrants, options, provision for income taxes, depreciation and financial instruments and the net realizable value of property, plant and equipment.

Revenue Recognition

Our company’s revenue is derived primarily from healthcare services provided to patients who require medical in-home care services, including ventilation, and is recognized when the following conditions are met:

(i)	there is persuasive evidence that an arrangement exists;
(ii)	delivery has occurred or service has been rendered;
(iii)	the price is fixed or determinable; and
(iv)	collectability is reasonably assured.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Loss Per Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by our company with the proceeds from the exercise of the options and warrants. Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the period.

Long-lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, our company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated amortization. Our company amortizes the cost of property, plant and equipment over their estimated useful lives on a straight-line basis.

Property, plant and equipment are stated at net book value of the assets when Medicus acquired the subsidiary and are depreciated on a straight line basis over the remaining useful life of the assets as follows:

Asset	Remaining life
Buildings	10 years
Vehicles	1.5 years to 5.75 years
Computer hardware	1 year
Furniture and fixtures	1 year to 3.75 years

Foreign Currency Translations

The functional currencies of our company and its subsidiaries are as follows: Medicus Homecare Inc. – US$; and GmbH – Euro.

Our company translates its financial statements with other than US$ functional currencies to U.S. dollars using the following method:

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end. Revenues and expenses are translated throughout the period at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders’ deficit.

Foreign currency transaction gains and losses are included in the results of operations.

Comprehensive Loss

Our company presents changes in accumulated comprehensive income in its Statement of Stockholders’ Deficit. Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the Statement of Operations.

Financial instruments

Our company’s financial instruments include accounts receivable, accounts payable, bank indebtedness, amounts due to or from related parties and other current liabilities. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of our company.

ITEM 8. Financial Statements and Supplementary Data.

MEDICUS HOMECARE INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Expressed in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Medicus Homecare Inc.

We have audited the accompanying consolidated balance sheet of Medicus Homecare Inc. as of December 31, 2014 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from January 30, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Medicus Homecare Inc.as of December 31, 2014 and the results of its operations and its cash flows for the period from January 30, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada
December 22, 2015

MEDICUS HOMECARE INC.
(FORMERLY OVERTECH CORP.)
CONSOLIDATED BALANCE SHEET
(EXPRESSED IN US DOLLARS)

December 31, 2014
ASSETS
Current assets
Accounts receivable	$1,618
Prepaids	11,404
Due from related parties	784,727
797,749

Property and equipment	155,323
$953,072

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank indebtedness	$187,844
Accounts payable and accrued liabilities	159,686
Payroll liabilities	159,558
Other liabilities	107,693
Due to related parties	213,095
Income taxes	6,869
834,745

Long-term loan	133,107
Total liabilities	967,852

Stockholders' deficit
Common stock $0.001 par value, 75,000,000 common shares authorized, 72,560,000 issued and outstanding at December 31, 2014	72,975
Additional paid-in capital	1,658,000
Comprehensive loss	(11,378)
Accumulated deficit	(1,734,377)
(14,780)
$953,072

The accompanying notes are an integral part of these audited consolidated financial statements

MEDICUS HOMECARE INC.
(FORMERLY OVERTECH CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLRS)

Period from
January 30, 2014 to
December 31, 2014
Revenue from services	$3,198,363
Cost of sales	(2,707,782)
Other service costs	(9,459)
Net revenue	481,122
Operating expenses
Administrative fees	6,000
Advertising and marketing	21,347
Audit and accounting fees	266,081
Automobile expenses	5,595
Depreciation	17,113
Facility rent and maintenance costs	33,723
Legal fees	29,608
Meals and entertainment	703
Other operating expenses	98,128
Regulatory fees	5,223
Total operating expenses	(483,521)
Operating loss	(2,399)
Other items
Costs incurred on reverse takeover	(1,724,435)
Net loss before taxes	(1,726,834)
Provision for income taxes	(7,543)

Net loss	(1,734,377)
Other comprehensive loss
Exchange differences on translation	(11,378)

Net and comprehensive loss	$(1,745,755)

Net loss per share - basic and diluted	$(0.02)

Weighted average number of shares outstanding - basic and diluted	72,560,000

The accompanying notes are an integral part of these consolidated financial statements

MEDICUS HOMECARE INC.
(FORMERLY OVERTECH CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(EXPRESSED IN US DOLLARS)

					Accumulated
	Common shares		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at January 30, 2014	-	$-	$-	$-	$-	$-

Shares issued for cash and equipment	52,000	70,975	-	-	-	70,975
Reverse takeover of Medicus Homecare Inc.	70,560,000	70,560	(70,560)	-	-	-
Finder's shares issued in connection with reverse takeover	2,000,000	2,000	1,658,000	-	-	1,660,000
Reversal of private company shares on completion of reverse takeover	(52,000)	(70,560)	70,560	-	-	-
Net loss	-	-	-	(1,734,377)	-	(1,734,377)
Exchange differences on translation	-	-	-	-	(11,378)	(11,378)
Balance at December 31, 2014	72,560,000	$72,975	$1,658,000	$(1,734,377)	$(11,378)	$(14,780)

The accompanying notes are an integral part of these consolidated financial statements

MEDICUS HOMECARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)

Period from January
30, 2014 to December
31, 2014
Cash flows used in operating activities
Net loss	$(1,734,377)
Non cash items
Amortization	17,113
Costs incurred on reverse takeover	1,724,435
Foreign exchange	(11,378)

Changes in operating assets and liabilities
Accounts receivable	(1,618)
Related party receivables	(477,033)
Prepaids	(11,404)
Accounts payable and accrued liabilities	95,251
Payroll liabilities	159,558
Other liabilities	107,693
Income tax	6,869
Net cash used in operating activities	(124,891)

Cash flows from financing activities
Common shares issued for cash	34,095
Bank indebtedness	187,844
Advances from related parties	77,539
Long-term loan	133,107
Net cash provided by financing activities	432,585
Cash flows used in investing activities
Advances to related parties	(307,694)
Net cash used in investing activities	(307,694)
Net increase in cash	-
Cash, beginning	-

Cash, ending	$-
Cash paid for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these consolidated financial statements

MEDICUS HOMECARE INC.
(FORMERLY OVERTECH CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(EXPRESSED IN US DOLLARS)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Medicus Homecare Inc. (formerly Overtech Corp.) (the “Company”) was incorporated in the state of Nevada on November 13, 2012. On September 2, 2014, the Company established a wholly owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”) under the laws of the state of Nevada.

On November 12, 2014, the Company completed the acquisition of Beatmungspflege 24 GmbH (the “GmbH”). The GmbH was incorporated on January 30, 2014 and provides in-home nursing care services in Germany through a cooperation agreement with a related company (see Note 3). The acquisition of the GmbH was accounted for as a reverse takeover and these consolidated financial statements reflect the transactions and activity of the GmbH since its inception (see Note 4). As a consequence of this acquisition, the Company changed its year end from July 31st to December 31st.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014, the Company has not achieved profitable operations and has accumulated a deficit of $1,734,177. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to achieve profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. Management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America and are presented in US dollars.

Principals of consolidation
The consolidated financial statements include the accounts of Medicus Homecare Inc. and its wholly-owned subsidiary, Beatmungspflege 24 GmbH. On consolidation, all intercompany balances and transactions are eliminated.

Accounting estimates
The preparation of these consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to the fair value of intangible assets, useful life and recoverability of equipment, fair value of financial instruments and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Significant areas requiring management's estimates and assumptions are estimates of bad debts, the fair value of transactions involving common stock, warrants, options, provision for income taxes, depreciation and financial instruments and the net realizable value of property, plant and equipment.

Revenue recognition
The Company's revenue is derived primarily from healthcare services provided to patients who require medical in-home care services, including ventilation, and is recognized when the following conditions are met:

(i)	there is persuasive evidence that an arrangement exists;
(ii)	delivery has occurred or service has been rendered;
(iii)	the price is fixed or determinable; and
(iv)	collectability is reasonably assured.

Income taxes
Income tax expense is based on pre-tax financial accounting income. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not some portion or all of the deferred tax assets will not be realized.

Loss per share
Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants. Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the period.

Long-lived assets
In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount exceeds fair value.

Property and Equipment
Property, plant and equipment is carried at cost less accumulated amortization. The Company amortizes the cost of property, plant and equipment over their estimated useful lives on a straight-line basis.

Property, plant and equipment are stated at net book value of the assets when Medicus acquired the subsidiary and are depreciated on a straight line basis over the remaining useful life of the assets as follows:

Asset	Remaining life
Buildings	10 years
Vehicles	1.5 years to 5.75 years
Computer hardware	1 year
Furniture and fixtures	1 year to 3.75 years

Foreign currency translations
The functional currencies of the Company and its subsidiaries are as follows: Medicus Homecare Inc. – US$; and GmbH – Euro.

The Company translates its financial statements with other than US$ functional currencies to U.S. dollars using the following method:

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end. Revenues and expenses are translated throughout the period at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders' deficit.

Foreign currency transaction gains and losses are included in the results of operations.

Comprehensive Loss
The Company presents changes in accumulated comprehensive income in its Statement of Stockholders' Deficit. Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the Statement of Operations.

Financial instruments
The Company’s financial instruments include accounts receivable, accounts payable, bank indebtedness, amounts due to or from related parties and other current liabilities. The fair values of these financial instruments approximate their carrying values due to their short maturities.

Recent Accounting Pronouncements
Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 3 – COOPERATION AGREEMENT

On July 1, 2014, GmbH entered into a cooperation agreement (the “Cooperation Agreement”) with Medicus Intensivpflege GmbH (“MI GmbH”), a company owned by the President, CEO and Director of the Company. MI GmbH has been granted a “Versorgungsvertrag with AOK” license (the “License”) by the German statutory health insurance fund that allows MI GmbH to bill its services to the public health insurance funds rather than to patients or private health insurances. Based on the Cooperation Agreement, MI GmbH agreed to provide medical in-home nursing care services under MI GmbH License exclusively to the Company’s patients in exchange for 15% fee on the gross revenues generated from the services.

The Cooperation Agreement may be terminated at any time upon the Company being granted a License. Please refer to the Note 5 for details on the revenue and costs associated with the Cooperation Agreement, and to Note 1 for Acquisition Agreement.

NOTE 4 – REVERSE TAKEOVER AGREEMENT

On September 3, 2014, the Company entered into an agreement and deed of transfer (the “Acquisition Agreement”) with its Subsidiary, Dr. Orhan Karahodza (the “Vendor”), Dr. Elmedina Adzemovic and Beatmungspflege 24 GmbH (the “GmbH”) to acquire all of the issued and outstanding shares of GmbH from the Vendor by the Subsidiary (the “Acquisition”). The GmbH was incorporated with the purpose to acquire two sole proprietorships, Das Pflegeland and Premium-Pflegedienst Pflegeland, (the “Predecessors”), which provided medical in-home care services and were owned by the Vendor and Dr. Dzenana Karahodza. The GmbH acquired the Predecessors under separate contribution agreements dated effective as at July 1, 2014 (the “Contribution Agreements”).

The Acquisition closed on November 12, 2014. Pursuant to the Acquisition Agreement the Subsidiary acquired all outstanding common shares of GmbH for the total consideration of $100; in addition, a major shareholder of the Company transferred 40,800,000 shares of the Company’s common stock to the Vendor. As a result, the Vendor will control approximately 55% of the issued and outstanding shares of the Company. Pursuant to the Acquisition, the Company merged with the Subsidiary (the “Merger”). The officers and directors of GmbH became the officers and directors of the Company and the Company adopted the business plan of GmbH.

On closing, the Company paid a finders fee of 2,000,000 shares with a fair value of $1,660,000.

The Acquisition resulted in a reverse takeover, with GmbH as the accounting acquirer (legal subsidiary) and continuing entity for accounting and financial reporting purposes, and the Company as the legal parent (accounting subsidiary). Because the Company did not meet the definition of a business, the Acquisition was accounted for as a capital transaction. On closing, the Company had no assets and liabilities of $64,335. Because there were no cash proceeds received, the excess of the net liabilities and the related transaction costs were recorded as an expense in the statement of operations as follows:

Net liabilities of Company on date of Acquisition	$64,335
Cash paid	100
Finders fee shares	1,660,000
$1,724,435

NOTE 5 – RELATED PARTY TRANSACTIONS

Amounts due to (from) related parties at December 31, 2014:

December 31, 2014
Due to the spouse of the President, Chief Executive Officer (“CEO”) and Director	$210,734
Due to a company owned by the President, CEO and Director	2,361
Amounts due to related parties	213,095

Due from the President, CEO and Director	2,926
Due from MI GmbH pursuant to the Cooperation Agreement	770,557
Due from a company owned by the President, CEO and Director	11,243
Amounts due from related parties	784,726

Total due from related parties	$571,631

Note: Amounts receivable from related parties were collected subsequent to the year end.

During the period ended December 31, 2014 the Company incurred the following transactions with related parties:

December 31, 2014
Net proceeds from nursing care services generated by MI GmbH pursuant to the Cooperation Agreement (Note 3)	$3,186,742
Cost of nursing care services incurred on behalf of the Company by the company owned by MI GmbH pursuant to the Cooperation Agreement (Note 3)	$2,231,698
Fee payable by the Company to the company owned by MI GmbH pursuant to the Cooperation Agreement (calculated at 15% of gross proceeds)	$478,011

NOTE 6 – PROPERTY AND EQUIPMENT

			Effect of
			Foreign	December 31,
	Acquisitions	Depreciation	Exchange	2014
Land	$37,508	$-	$(4,353)	$33,155
Buildings	81,676	(3,961)	(9,127)	68,588
Vehicles	70,286	(11,781)	(7,110)	51,395
Computer hardware	287	-	(33)	254
Furniture and fixtures	3,598	(1,370)	(297)	1,931
Total property, plant and equipment	$193,354	$(17,112)	$(17,112)	$155,323

The buildings include two offices which are used by the Company to provide outpatient care and other regular business operations. To acquire these premises the Company secured a loan of $133,107 (EUR110,000). The loan bears interest at 4.8% per annum, with interest payments made monthly and premium repayable in full in November 2018, the maturity of the loan.

NOTE 7 - SHARE CAPITAL

As of December 31, 2014, the Company had 72,560,000 shares of common stock issued and outstanding.

Effective August 4, 2014, the Company issued a 23-for-1 stock dividend, whereby each stockholder was issued 23 additional shares for every one share of common stock of the Company held by them. In accordance with FASB Topic 505, the stock dividend was accounted for as a stock split by adjusting the number of shares and per-share computations for the period presented based on the new number of shares.

On November 12, 2014, the Company issued 2,000,000 shares of its common stock to an unrelated party as a finder’s fee for the acquisition of Beatmungspflege 24 GmbH. The finder’s shares with a fair value of $1,660,000 and were expensed as part of completing the reverse takeover (note 4).

NOTE 8 - INCOME TAXES

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

December 31, 2014
Net and comprehensive loss	$(1,734,377)
Statutory tax rate	35%
Expected income tax recovery	(607,032)
Permanent differences	581,000
Difference in foreign tax rates	2,746
Effect of reverse take-over	(34,365)
Change in valuation allowance	57,651
Income tax recovery	$-

The Company’s tax-effected future income tax assets and liabilities are estimated as follows:

December 31, 2014
Deferred income tax assets
Non-capital losses carried forward	$57,651
Less: Valuation allowance	(57,651)
Net deferred income tax assets	$-

NOTE 9 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Company’s financial instruments include receivables, bank indebtedness, accounts payable, payroll liabilities, other liabilities, due to/from related parties, and long term debt. The Company concluded that the carrying amount of bank indebtedness, accounts payable, payroll liabilities, other liabilities, and due to/from related parties approximate fair value because of the short maturity of these financial instruments. The Company has concluded that the carrying amount of long term loan approximate fair value as they bear interest at market rates.

Currency risk. The Company conducts its business principally in Europe, and the majority of its purchases and sales are made in Euros. Currently, the majority of the Company's debt is denominated in USD. A 5% fluctuation in currency rates would lead to a change in the Company’s USD debt by approximately $43,000. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at December 31, 2014, $770,577 is due from a single related party and therefore 98% of receivables are exposed to concentration of credit risk. The $770,577 was repaid subsequent to the year end.

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according

NOTE 10 - SUBSEQUENT EVENTS

On April 17, 2015, the Company entered into an agreement to acquire all issued and outstanding shares of Medicus Intensive Care GmbH. Pursuant to the agreement, the Company acquired all issued and outstanding shares of MI GmbH for the total consideration of $37,730 (EUR 35,000).

Pursuant to the April 17, 2015 agreement, certain funds of the Company were held in trust by related party to effect the purchase of equipment on behalf of the GmbH (the “Funds”). The equipment included, but was not limited to, respirators and medical accessories required for the operations and business of the GmbH. On June 30, 2015, the related party closed the purchase and transferred certain medical equipment to the GmbH (the “Equipment”). However, as a result of the purchase of the Equipment not having been completed and the application of certain accounting rules, the Funds held in trust were classified as a “related party” loan.

On November 25, 2015 the Company completed a private placement of common shares for an aggregate of 250,000 shares of common stock at €0.32 (EUR) per share and for total proceeds of €80,000 to be used as general working capital.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 14, 2014, we dismissed is Harris & Gillespie CPA’s, PLLC (formerly Thomas J. Harris, CPA) (“Harris”) as our independent accountants. The report of Harris on the financial statements for the fiscal period from November 13, 2012 (inception) to July 31, 2013, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty or audit scope. Our board of directors recommended the decision to change independent accountants. There have been no disagreements during the fiscal period from November 13, 2012 (inception) to July 31, 2013 and the subsequent interim period up to and including the date of dismissal between us and Harris on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Harris, would have caused them to make reference to the subject matter of the disagreement in connection with Harris’s report.

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

The framework used to evaluate the effectiveness of our internal controls over financial reporting is based upon guiding principles advocated by The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. This guidance provides a set of twenty basic principles representing the fundamental concepts associated with, and drawn directly from, the five components of the framework i.e. control environment, risk assessment, control activities, information and communication and monitoring.

Internal controls over financial reporting is defined in the SEC’s rules as those controls designed by the company’s principal executive and financial officers to provide reasonable assurance regarding the reliability of the company’s financial reporting and the preparation of financial statements in accordance with GAAP.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended July 31, 2014 fairly present our financial condition, results of operations and cash flows in all material respects.

Remediation of Material Weaknesses

We intend to remediate the material weaknesses in our disclosure controls and procedures identified above by adding independent directors or members with financial expertise and/or hiring a full-time CFO, with SEC reporting experience, in the future when working capital permits and by working with our independent registered public accounting firm and refining our internal procedures. To date, we have not been successful in reducing the number of audit adjustments, but will continue our efforts in the coming fiscal year as more fully detailed below.

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

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the COSO. Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors , resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name and positions of our executive officers and directors.

Name	Age	Positions
Dr. Elmedina Adzemovic	49	Chief Financial Officer and Director
Dr. Orhan Karahodza	46	President, Secretary, Treasurer, Chief Executive Officer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors:

Dr. Elmedina Adzemovic

Dr. Elmedina Adzemovic, age 49, has acted as an officer and director of our company since May 22, 2014. She is resident in Stuttgart, Germany. Dr. Adzemovic has worked for over ten years as a general medicine practitioner, specializing in old age care and palliative care. She does not hold, and has not previously held, any directorships in any other reporting companies.

Specifically in the last five years, Dr. Adzemovic has acted as general physician for GmbH as of January 6, 2014. Her responsibilities included having to the leading medical officer of GmbH. From October 2013 to August 2014, Dr. Adzemovic was employed as a general medicine practitioner at the offices of Dr. Läuger. From January 2007 to May 2013, she was an assistant doctor of pneumology and internal medicine at Hospital vom Roten Kreuz.

Dr. Adzemovic’s educational background includes having studied medicine at the University of Tubingen from 1996 to 1997 achieving her medical degree and license to practice medicine. Prior to having attended the University of Tubingen, she attended the University of Banja Luka, in Bosnia, Herzegowina from 1985 to 1991 where she obtained her medical doctor certification / diploma in medicine.

Dr. Orhan Karahodza

Dr. Orhan Karahodza , age 46, has acted as an officer and director of our company since November 12, 2014. Dr. Karahodza has managed outpatient care service for over 16 years. Dr. Karahodza does not hold, and has not previously held, any directorships in any other reporting companies. He is resident in Germany.

As of January 2010, Dr. Karahodza has also been the specialist at and managing the care service at the Predecessors. From February 2007 to December 2009, he was an internal medicine specialist at Klinik am Eichert, a medical clinic in Göppingen, Germany.

Dr. Karahodza practiced medicine after his studies at the University of Tübingen (from October 1992 to March 1995). After his studies, Dr. Karahodza successfully wrote the state examinations at the University of Tübingen in 1999. Prior to having attended the University of Tübingen, he attended the medical school at the University of Banja Luka from September 1984 to July 1988 for training as a nurse and obtained a nursing diploma.

His native language is Serbo-Corat and is fluent in both English and German.

Significant Employees

Other than our executive officers and directors, Dr. Karahodza and Dr. Adzemovic, we have two significant employees who are not executive officers, but who make or are expected to make significant contributions to our business. The following table sets forth the name and positions of our significant employees.

Name	Age	Positions
Dzenana Karahodza	45	Chief of Nursing Services
Radmila Bozic	49	Supervising Intensive Care and Home Respiration Nurse

Set forth below is a brief description of the background and business experience of our significant employees:

Dzenana Karahodza is the wife of Dr. Orhan Karahodza. She has been employed since 2010 as the Chief of Nursing Service for Premium-Pflegedienst Pflegeland. Mrs. Karahodza has been a nurse since 1993. Mrs. Karahodza has completed law studies and obtained her diploma as a lawyer in Bihac, Bosnia qualifying her to practice Bosnian-Herzegovian law.

Radmila Bozic has been employed since April 2014 as the Supervising Nurse Intensive Care and Home Respiration for GmbH. Ms. Bozic has been a nurse since 1986.

Terms of Office

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successor(s) have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successor(s) are appointed.

Committees of the Board Of Directors

We do not have a separately designated audit committee, nominating committee or any other committees. Our Board of Directors fulfills the duties normally undertaken by those committees.

Audit Committee Financial Expert

Dr. Karahodza and Dr. Adzemovic do not qualify as “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. We are seeking to attract and retain directors who would qualify as “audit committee financial experts”, but may not recruit suitable directors for some time.

Family Relationships

There are no family relationships between any of our directors and officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, no other reports were required for those persons, and we believe that during the year ended December 31, 2014, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Orhan Karahodza(1) CEO, President, Secretary, Treasurer	2014	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Elmedina Adzemovic(2) Director and CFO Officer	2014 2013	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Pavel Rozum(3) Former Director and Former Executive Officer	2014 2013	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Notes:
(1)	Dr. Karahodza was appointed our company’s Chief Executive Officer, President, Secretary, Treasurer and a Director on November 12, 2014.
(2)	Dr. Elmedina Adzemovic was appointed the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on May 22, 2014.
(3)	Mr. Rozum resigned as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer on May 22, 2014.

The following information presents the summary compensation information of GmbH and of the Predecessors to our named executive officers, our directors and subsidiary’s officers and significant employees, during our last two completed fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year (EUR)	Salary (EUR)	Bonus Awards	Stock Awards (EUR)	Option Incentive (EUR)	Non-Equity Plan Compensation (EUR)	Nonqualified Deferred Compensation Earnings (EUR)	All Other Compensation (EUR)	Total (EUR)
Orhan Karahodza(1) CEO, President, Secretary, Treasurer and Director	2014 2013	58,800 0	0 0	0 0	0 0	0 0	0 0	0 0	58,800 0
Elmedina Adzemovic(2) CFO and Director	2014 2013	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Dzenana Karahodza(3) Chief of Nursing Services	2014 2013	23,400 0	0 0	0 0	0 0	0 0	0 0	0 0	23,400 0
Radmila Bozic(4) Supervising Nurse	2014 2013	28,800 0	0 0	0 0	0 0	0 0	0 0	0 0	28,800 0

Notes:
(1)

Dr. Karahodza was appointed our company’s Chief Executive Officer, President, Secretary, Treasurer and a Director on November 12, 2014. Dr. Karahodza received a salary of EUR 9,800 per month through GmbH commencing July 1, 2014.

(2)

Dr. Adzemovic has been our company’s Chief Financial Officer and a Director since May 22, 2014. She acted as our Chief Executive Officer, President, Secretary and Treasurer from May 22, 2014 to November 12, 2014.

(3)	Mrs. Karahodza received a salary of EUR 3,900 per month through GmbH commencing July 1, 2014.
(4)	Ms. Bozic received a salary of EUR 3,200 per month commencing April 1, 2014.

Outstanding Equity Awards at Fiscal Year End

As at December 31, 2014, we had no outstanding equity awards.

Compensation Arrangements

We do not currently have any compensation arrangement in place with Dr. Karahodza or Dr. Adzemovic.

Director Compensation

Our directors are reimbursed for expenses incurred by them in connection with attending board of directors’ meetings. They do not receive any other compensation for serving on the board of directors, but may participate in our incentive compensation program, once such a program is established.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten years.

Employment Agreements

We have not entered into employment agreements with any of our employees, officers and directors.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of the board of directors.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board of directors.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 16, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Number of Shares of Common Stock(1)	Percentage of Common Stock(1)
DIRECTORS AND OFFICERS
Common Stock	Elmedina Adzemovic CEO, CFO, President, Secretary, Treasurer & Director Waiblingerstrasse 34 Stuttgart, Germany 70372	40,800,000 Shares (direct)	56.0%
Common Stock	All Officers and Directors as a Group (1 person)	40,800,000 Shares	56.0%
5% SHAREHOLDERS
Common Stock	Elmedina Adzemovic CEO, CFO, President, Secretary, Treasurer & Director Waiblingerstrasse 34 Stuttgart, Germany 70372	40,800,000 Shares (direct)	56.0%

Common Stock	Daniel Kaufman Dachsweg 18 Kirchheim, Germany 73230	2,951,468	4.1%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 16, 2015. As of December 16, 2015, there were 72,810,000 shares of our common stock issued and outstanding.

Changes in Control

On November 12, 2014, under the terms of the Share Purchase Agreement, the Subsidiary, acquired GmbH for a consideration of USD$100. Concurrent with Closing of the acquisition, our then President, Dr. Elmedina Adzemovic, transferred 40,800,000 of our shares held by her to Dr. Karahodza. As a result of the transfer of her shares to Dr. Karahodza, Dr. Adzemovic no longer owns any shares of our common stock. Accordingly, we experienced a change in control and Dr. Karahodza now controls 56.0% of our issued and outstanding shares of common stock.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Except as disclosed below, none of the following parties has, during our last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which the Company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of the Company’s total assets for the last two completed fiscal years:

(1)	Any of our directors or officers;
(2)	Any person proposed as a nominee for election as a director;
(3)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of our outstanding shares of common stock;
(4)	(iv) Any of our promoters; and
(5)	Any relative or spouse of any of the foregoing persons who has the same house as such person.

On September 3, 2014, we entered into the Share Purchase Agreement with the Subsidiary, the Vendor, GmbH and Dr. Elmedina Adzemovic for the Acquisition from the Vendor by the Subsidiary. GmbH was formed to acquire the Predecessors. GmbH acquired the Predecessors under the Contribution Agreements. Prior to the Acquisition, GmbH did not carry on any business.

Effective July 2, 2014, Pavel Rozum resigned as a director of our company. In connection with Mr. Rozum’s resignation, Mr. Rozum has agreed to surrender for cancellation to our company an aggregate of 4,300,000 shares of our company’s common stock held by him (the “Share Cancellation”). In addition, Mr. Rozum agreed to transfer an aggregate of 1,700,000 shares of our company’s common stock held by him to Dr. Elmedina Adzemovic, our company’s remaining director (the “Transfer”). The consideration for the Transfer and the Share Cancellation was the agreement of Dr. Adzemovic to act as the director and officer of our company. Additionally, Mr. Rozum loaned an aggregate of $10,100 to our company to pay for general and administrative expenses. This loan was released on May 22, 2014 when Mr. Rozum resigned as an officer and director in exchange for a mutual release from liability and as goodwill to our company as he wanted our company to be successful but could not otherwise find suitable succeeding management.

Under the terms of the Share Purchase Agreement, the Subsidiary, acquired GmbH for a consideration of USD$100. Concurrent with closing of the acquisition, Dr. Elmedina Adzemovic transferred 40,800,000 shares of our common stock (based on a 24 for 1 forward split on August 4, 2014 of an aggregate of 1,700,000 sha6res of our company’s common stock) held by her to Dr. Karahodza. The approximate dollar value of the amount involved in this transfer of shares was 1,411,000 based on $0.83 per share based on the trading price on November 12, 2014.

As a result of the transfer of shares to Dr. Karahodza, Dr. Adzemovic no longer owns any shares of our common stock. Accordingly, we experienced a change in control and Dr. Karahodza now controls 56.2% of our issued and outstanding shares of common stock.

Since our inception on November 13, 2012, promoters of our company have included the directors and officers of our company as follows:

1.	Pavel Rozum who was President, Treasurer and Director of our company and who:

a.

On November 13, 2012, we offered and sold 6,000,000 shares of common stock to Pavel Rozum, our President, Secretary, Treasurer and sole Director, at a purchase price of $0.001 per share, for aggregate proceeds of $6,000;

	b.	loaned $10,100 to our company to pay for general and administrative expenses. This loan was forgiven on May 22, 2014 when Mr. Rosum resigned as an officer and director; and

	c.	has received $nil in compensation.

2.	Dr. Elmedina Adzemovic who was President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Sole Director and who:

a.

In connection with Mr. Rozum’s resignation on July 2, 2014, Mr. Rozum has agreed to the Share Cancellation and to the Transfer to Dr. Adzemovic as consideration for Dr. Adzemovic to act as a director and officer of our company; and

	b.	has received $nil in compensation.

3.	Dr. Orhan Karahodza who is President, Secretary, Treasurer, Chief Executive Officer and Director and who:

	a.	On November 12, 2014 with closing of the Acquisition, our former President, Dr. Adzemovic, transferred 40,800,000 of shares of our common stock held by her to Dr. Karahodza; and

	b.	has received $nil in compensation.

The following information presents the related transactions information of GmbH and of the Predecessors.

GmbH entered into a Contribution Agreement (the “Das Pflegeland Agreement “) effective July 1, 2014 with Dr. Orhan Karahodza (and Mrs. Dzenana Karahodza as communal property ownership in accordance with Bosnian law). Under the terms of the Das Pflegeland Agreement, GmbH acquired all right, title and interest in the business being operated by Dr. Orhan Karahodza under the sole proprietorship called Das Pflegeland in consideration of which Dr. Karahodza received 1,000 shares of GmbH with a nominal value of EUR 1.00 each which shares have subsequently been transferred to us under the Share Purchase Agreement.

GmbH entered into a Contribution Agreement (the “Premium-Pflegedienst Pflegeland Agreement”) effective July 1, 2014 with Mrs. Dzenana Karahodza and Dr. Orhan Karahodza (as communal property ownership in accordance with Bosnian law). Under the terms of the Premium-Pflegedienst Pflegeland Agreement, GmbH acquired all right, title and interest in the business being operated by Mrs. Karahodza under the sole proprietorship called Premium-Pflegedienst Pflegeland Agreement in consideration of which Mrs. Karahodza received 26,000 shares of GmbH with a nominal value of EUR 1.00 each which shares have subsequently been transferred to us under the Share Purchase Agreement.

GmbH entered into the Cooperation Agreement dated July 1, 2014 with MI GmbH, a corporation in which our President and director, Dr. Orhan Karahodza, is a significant shareholder and the managing director which provides medical home care services through GmbH and provides personnel to perform these services through GmbH. Pursuant to the Cooperation Agreement:

1.	MI GmbH is to:

	a.	provide medical in-home nursing care services to GmbH;

	b.	provide GmbH with such information as GmbH may require to prepare the billing statements;

	c.	prepare a quarterly billing statement detailing the Services provided and present such statement to GmbH for its analysis; and

d.

provide to GmbH such further supporting information in respect of the medical in-home nursing care services and provide such access to GmbH into the relevant accounting materials as may be required by GmbH upon written request by GmbH; and

2.	GmbH shall pay MI GmbH a fee in the amount of 15% of the gross revenues generated by GmbH from the provision of medical in-home nursing care services to patients of GmbH (the “Fee”).

For the period from January 30, 2014 to September 30, 2014, 15% of the gross revenues generated would have amounted to EUR 139,563.80 from gross revenues of EUR 930,425.28. There were no other dollar amounts involved in connection with the Cooperation Agreement.

Upon GmbH obtaining authorization under German regulations to provide the medical in-home nursing care services, the Cooperation Agreement may be terminated by GmbH.

Director Independence

Our common stock is quoted on the OTCQB inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole directors, Elmedina Adzemovic and Orhan Karahodza, are also our sole executive officers. As a result, we do not have any independent directors.

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

ITEM 14. Principal Accounting Fees and Services.

On August 14, 2014, we dismissed is Harris & Gillespie CPA’s, PLLC (formerly Thomas J. Harris, CPA) (“Harris”) as our independent accountants. We engaged Dale Matheson Carr-Hilton Labonte, L.L.P. Chartered Accountants (“DMCL”) as our new independent accountants as of August 18, 2014. Harris and DMCL provided the following services in the following categories and amounts:

	Year Ended December	Year Ended July 31,	Year Ended July 31,	Year Ended July 31,
	31, 2014	2014	2014	2013
	(DMCL)	(DMCL)	(Harris)	(Harris)
Audit Fees	$50,000	$7,000	$4,500	$2,000
Audit-Related Fees	$-	$-	$-	$-
Tax Fees	$-	$-	$-	$-
All Other Fees	$-	$-	$-	$-
Total	$50,000	$7,000	$4,500	$2,000

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended March 31, 2015 and for the eleven months ended March 31, 2014.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors.

No non-audit services were provided by Harris or DMCL during the last two fiscal years.

ITEM 15. Exhibits, Financial Statement Schedules.

Exhibit	Description of Exhibit
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation of Registrant.
3.2	Bylaws of the Registrant.
3.3	Certificate of Merger (incorporated by reference to our company’s current report on Form 8-K as filed with the SEC on December 12, 2014 as exhibit 3.1).
3.4

Articles of Merger between Medicus Homecare Inc. (as surviving company) and Medicus Homecare Inc. (as merging entity), with surviving entity changing its name to “Medicus Homecare Inc.” effective December 12, 2014 (incorporated by reference to our company’s current report on Form 8-K as filed with the SEC on December 12, 2014 as exhibit 3.2).

(10)	Material Contracts
10.1

Mobile Application Development and Intellectual Property Assignment Agreement, dated August 22, 2013, by and between Medicus Homecare Inc. and Murad Guseinov (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on September 19, 2013).

10.2

Share Purchase Agreement dated September 3, 2014, among Medicus Homecare Inc., its wholly-owned subsidiary, Medicus Homecare Inc., Dr. Orhan Karahodza, Beatmungspflege 24 GmbH and Dr. Elmedina Adzemovic (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 8, 2014).

10.3

Contribution Agreement (Das Pflegeland) effective July 1, 2014 between Beatmungspflege 24 GmbH and Dr. Orhan Karahodza (and Dzenana Karahodza as communal property ownership in accordance with Bosnian law) (incorporated by reference to our Current Report on Form 8- K filed with the SEC on November 19, 2014).

10.4

Contribution Agreement (Premium-Pflegedienst Pflegeland) effective July 1, 2014 between Beatmungspflege 24 GmbH and Mrs. Dzenana Karahodza (and Dr. Orhan Karahodza as communal property ownership in accordance with Bosnian law) (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2014).

10.5	Cooperation Agreement between our company and Medicus Intensivpflege GmbH effective July 1, 2014.
10.6	Agreement and Deed of Transfer (incorporated by reference to our Current Report on Form 8- K filed with the SEC on November 19, 2014).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 29, 2014).
(16)	Letter re Change in Certifying Accountant
16.1

Letter of Dale Matheson Carr-Hilton Labonte, L.L.P. Chartered Accountants (former principal independent accountants) (incorporated by reference to our company’s current report on Form 8-K as filed with the SEC on February 17, 2015 as exhibit 16.1).

16.2

Letter of RBS RoeverBroennerSusat GmbH & Co.KG. (former principal independent accountants) (incorporated by reference to our company’s current report on Form 8-K as filed with the SEC on February 17, 2015 as exhibit 16.2).

(21)	Subsidiaries of the Registrant
21.1	List of Subsidiaries (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 29, 2014).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-K for the year ended February 28, 2015 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS HOMECARE INC.

Date:	December 24, 2015	By:	/s/Orhan Karahodza
Dr. Orhan Karahdza
President, Secretary, Treasurer, Chief Executive
Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 24, 2015	By:	/s/Orhan Karahodza
Dr. Orhan Karahdza
President, Secretary, Treasurer, Chief Executive
Officer and Director
(Principal Executive Officer)

Date:	December 24, 2015	By:	/s/ Elmedina Adzemovic
Dr. Elmedina Adzemovic
Director and Chief Financial Officer
(Principal Accounting Officer)