Form 10-Q
period 2015-03-31
MEDICUS HOMECARE INC.
filed 2016-02-04
CIK 1570649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333 -191251

MEDICUS HOMECARE INC.
(Exact name of registrant as specified in its charter)

Nevada	33-1227048
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Waiblingerstrasse 34
Stuttgart, Germany	70372
(Address of principal executive offices)	(Zip code)

+49 157 894 69537
(Registrant’s telephone number, including area code)

n/a
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES  [ X ]  NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  [  ]  NO  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 72,960,000 as of February 2, 2016.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited consolidated interim financial statements of Medicus Homecare Inc. as at March 31, 2015, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Medicus,” and the “Company” mean Medicus Homecare Inc. and its subsidiary, Beatmungspflege 24 GmbH (“GmbH”), unless otherwise indicated. All dollaramounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

MEDICUS HOMECARE INC.
(FORMERLY OVERTECH CORP.)
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

		December 31,
	March 31, 2015	2014
	(unaudited)
ASSETS

Current assets
Cash	$2,338	$299
Accounts receivable	2,161	1,618
Prepaids	10,455	11,404
Due from related parties	750,045	784,727
	764,999	798,048

Property and equipment	132,215	155,323
	$897,214	$953,371

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank indebtedness	$81,395	$188,143
Accounts payable and accrued liabilities	147,004	159,686
Payroll liabilities	135,575	159,558
Other liabilities	56,160	107,693
Due to related parties	219,368	213,095
Income taxes	56,942	6,869
	696,444	835,044

Long-term loan	118,153	133,107
Total liabilities	814,597	968,151

Stockholders' deficit
Common stock $0.001 par value, 75,000,000 common shares authorized, 72,560,000 issued and outstanding at March 31, 2015 and December 31, 2014	72,975	72,975
Additional paid-in capital	1,658,000	1,658,000
Comprehensive loss	(29,022)	(11,378)
Accumulated deficit	(1,619,336)	(1,734,377)
	82,617	(14,780)
	$897,214	$953,371

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

(EXPRESSED IN US DOLLARS)
(unaudited)

Three Months
Ended March 31,
2015

Revenue from services	$1,360,834
Cost of sales	(1,138,505)
Net revenue	222,329

Operating expenses
Administrative fees	9,000
Audit and accounting fees	15,803
Depreciation	5,926
Facility rent and maintenance costs	637
Foreign exchange	(3,353)
Legal fees	26,033
Other operating expenses	364
Regulatory fees	3,288
Total operating expenses	57,698

Net income before taxes and interest	164,631
Other income or expenses	(3,677)
Net income before tax	168,308

Provision for income tax	53,267
Net Income	$115,041

Other comprehensive loss
Exchange differences on translation	(17,644)
Net and comprehensive income	$97,397

Net income per share - basic and diluted	$0.00

Weighted average number of shares outstanding - basic and diluted	72,560,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

The Company has no transactions for the period from January 30, 2014 (inception) to March 31, 2014. Accordingly, no comparative information has been presented.

MEDICUS HOMECARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(Unaudited)

Three Months Ended
March 31, 2015

Cash flows generated by operating activities

Net income	$115,041

Non cash items
Amortization	5,926

Changes in operating assets and liabilities
Accounts receivable	(760)
Related party receivables	(56,033)
Prepaids	(348)
Accounts payable and accrued liabilities	(8,557)
Payroll liabilities	(6,344)
Other liabilities	(41,312)
Related party payables	30,979
Income taxes	53,267
Net cash provided by operating activities	91,859

Cash flows used in financing activities
Bank indebtedness	(89,688)
Net cash used in financing activities	(89,688)

Effects of foreign currency exchange	(132)

Net increase in cash	2,039
Cash, beginning	299
Cash, ending	$2,338

Cash paid for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

The Company has no transactions for the period from January 30, 2014 (inception) to March 31, 2014. Accordingly, no comparative information has been presented.

MEDICUS HOMECARE INC.
(FORMERLY OVERTECH CORP.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
(EXPRESSED IN US DOLLARS)

NOTE 1 – ORGANIZATION

Medicus Homecare Inc. (formerly Overtech Corp.) (the “Company”) was incorporated in the state of Nevada on November 13, 2012. On September 2, 2014, the Company established a wholly owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”) under the laws of the state of Nevada.

On November 12, 2014, the Company completed the acquisition of Beatmungspflege 24 GmbH (“GmbH”), which was incorporated on January 30, 2014. GmbH provides in-home nursing care services in Germany. The acquisition of the GmbH was accounted for as a reverse takeover and these unaudited interim consolidated financial statements reflect the transactions and activity of GmbH.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2014, included in the Company’s Transition Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

Going Concern

The accompanying unaudited interim consolidated financial statements have been prepared assuming the Company will continue as a going concern. Continuation as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet obligations and pay its liabilities arising from normal business operations when they come due and ultimately upon its ability to maintain profitable operations. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. If necessary, management intends to obtain additional funding by borrowing funds from its directors and officers, issuing promissory notes and/or a private placement of common stock.

NOTE 2 – COOPERATION AGREEMENT

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

The Cooperation Agreement may be terminated at any time upon the Company being granted a License. Please refer to the Note 3 for details on the revenue and costs associated with the Cooperation Agreement.

NOTE 3 – RELATED PARTY TRANSACTIONS

Amounts due to/from related parties at March 31, 2015:

	March 31, 2015	December 31, 2014
Due to the spouse of the President, Chief Executive Officer (“CEO”) and Director	$189,761	$210,734
Due to a company owned by the President, CEO and Director	10,689	2,361
Due to the President, CEO and Director	18,918	-
Amounts due to related parties	219,368	213,095

Due from the President, CEO and Director	-	2,926
Due from MI GmbH	739,991	770,557
Due from a company owned by the President, CEO and Director	10,054	11,243
Amounts due from related parties	750,045	784,726
Net amount due from related parties	$530,677	$571,631

During the period ended March 31, 2015, the Company incurred the following transactions with MI GmbH under the Cooperation Agreement (Note 2):

March 31, 2015
Net proceeds from nursing care services generated	$1,360,834
Cost of nursing care services incurred	854,109
Fee payable by the Company	204,125

NOTE 4 – PROPERTY AND EQUIPMENT

			Effect of
	December 31,		Foreign
	2014	Depreciation	Exchange	March 31, 2015
Land	$33,155	$-	$(3,725)	$29,430
Buildings	68,588	(360)	(7,690)	60,538
Vehicles	51,395	(4,989)	(5,548)	40,858
Computer hardware	254	-	(29)	225
Furniture and fixtures	1,931	(577)	(190)	1,164
Total property and equipment	$155,323	$(5,926)	$(17,182)	$132,215

The buildings include two offices which are used by the Company to provide outpatient care and other regular business operations. To acquire these premises the Company secured a long-term debt for the total of EUR 110,000 (USD $118,153). The loan bears interest at 4.8% per annum, due in November 2018 and is secured by their principal executive office.

NOTE 5 - SHARE CAPITAL

Effective August 4, 2014, the Company completed a 23-for-1 stock split. All number of share and per-share disclosures have been retroactively restated to reflect the effect of the share split.

NOTE 6 - SUBSEQUENT EVENTS

On April 17, 2015, the Company entered into an agreement to acquire all issued and outstanding shares of Medicus Intensive Care GmbH for the total consideration of EUR 35,000 (USD $37,730).

On November 25, 2015, the Company completed a private placement of common shares for an aggregate of 250,000 shares of common stock at EUR 0.32 per share for total proceeds of EUR 80,000.

On January 11, 2016, the Company completed a private placement with its CFO and issued 150,000 units at $0.20 per unit for gross proceeds of $30,000. Each unit is comprised of one common share and one warrant that is exercisable for a period of 2 years from issuance at $0.30.

On January 12, 2016, the Company entered into a loan agreement for $20,000. The loan is due on demand, unsecured and non-interest bearing.

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

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Overtech,” and the “Company” mean Medicus Homecare Inc. (formerly “Overtech Corp.”), and our subsidiary, Beatmungspflege 24 GmbH (“GmbH”), unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

OVERVIEW

We were incorporated on November 13, 2012, under the laws of the State of Nevada. Our principal offices are located at Waiblingerstrasse 34, Stuttgart, Germany. Our telephone number is +49 157 894 69537.

On November 12, 2014, we completed the acquisition of GmbH, which was incorporated on January 30, 2014. As a result of the acquisition, we have changed our business to providing medical in-home care services in Germany including ventilation for patients that suffer from debilitating diseases such as Amyotrophic Lateral Sclerosis (ALS), Muscular Dystrophy (MD), Guillain-Barre syndrome (GBS), and Chronic Obstructive Pulmonary Disease (COPD). Other services provided by GmbH include acute post-patient care, respiration optimization and monitoring of long-term home respiration.

Over the next two years we plan to open additional local checkpoints which will affect our assets, liabilities, liquidity and working capital.

Our revenue is recognized on a monthly basis by invoicing the services provided in that month. Services are invoiced by Medicus Intensivpflege GmbH (“MI GmbH”), pursuant to our cooperation agreement dated July 1, 2014, to the public health insurance funds, private health insurance or the customer directly. Our services are provided on an hourly basis and the services billed are at a determined price by health insurance companies.

Approximately 85% of our services are billed and paid by the public health insurance, 10% by private health insurance and 5% paid directly by the customers. The customers are billed if the insurance provider does not cover the service or only covers a percentage of the service.

Approximately 10% of the amounts invoiced monthly are written off. This may be due to:

•	customers not having funds available to pay;
•	the insurance companies disputing some of the services rendered (which is rare); or
•	if the private health insurance only covers a portion of the service and the customer does not have the available funds to cover the balance.

Generally, all payments are received within 28 days of invoicing as the insurance funds have the duty to pay within 28 days of being invoiced. The only time the insurance payments will take longer is if there is a dispute regarding the services provided (which is uncommon).

GmbH currently operates in Stuttgart area with two facilities, one of which serves as an office and the other is an acute post care facility with 3 beds outfitted with respiration equipment. GmbH also has 7 local checkpoints in the Stuttgart area and plans to open additional checkpoints throughout Germany. The checkpoints are locations where nurses pick up medication, supplies and equipment prior to visiting the patients in their homes.

At present time, MI GmbH has 103 employees and contractors of which 80 are nurses responsible for maintenance and care of patients (which includes 60 full-time nurses and 20 part-time nurses).

Ambulatory care services and nursing care is estimated to be a 27 billion EUR annual market in Germany.

Corporate Developments

The following corporate developments occurred during the quarter ended March 31, 2015, and up to the date of the filing of this report:

Acquisition of MI GmbH

On April 17, 2015, we entered into an agreement to acquire all issued and outstanding shares of MI GmbH. Pursuant to the agreement, we acquired all issued and outstanding shares of MI GmbH for the total consideration of $37,730 (EUR 35,000). Pursuant to the April 17, 2015 agreement, certain funds of our company were held in trust by related party to effect the purchase of equipment on behalf of the GmbH (the “Funds”). The equipment included, but was not limited to, respirators and medical accessories required for the operations and business of the GmbH. On June 30, 2015, the related party closed the purchase and transferred certain medical equipment to the GmbH (the “Equipment”). However, as a result of the purchase of the Equipment not having been completed and the application of certain accounting rules, the Funds held in trust were classified as a “related party” loan.

Change in Management

Effective January 5, 2016, Dr. Elmedina Adzemovic resigned as our Chief Financial Officer and Leon Nowek delivered his consent to act as our Chief Financial Officer. Dr. Adzemovic’s resignation was not the result of any disagreements with us regarding our operations, policies, practices or otherwise.

Mr. Leon Nowek has held numerous management positions with various resource and technology start-up companies including Henfrey & Co. and Nexus Resource group. From 1994 to 2002, Mr. Nowek was co-founder, officer and director of Turbodyne Technologies Inc. He was responsible for financing and completing the company’s listing on the NASDAQ exchange and all of its regulatory filings in the USA, Canada and Europe. From 2002 to 2014, Mr. Nowek was involved in numerous start-up technology companies in USA, Germany and China, as an investor, consultant (on finance, mergers, regulatory filings) and strategic advisor to these young companies. Mr. Nowek is also President, CFO and Director of a small holding and consulting company, Krystal Holdings Inc., since its incorporation in 2006 in Nassau, Bahamas. He is also President, Director, CFO and an investor of a private start-up oil and gas exploration company called Sunspot Energy Corp., a Canadian registered company since April, 2013.

On January 8, 2016, GmbH entered into a consulting agreement with Leon Nowek. Pursuant to this agreement, Mr. Nowek shall assist us with the respect to the financial record keeping and regulatory filings for a term of one year. In exchange for the services, we agreed to compensate Mr. Nowek 4,000 EUR per month, grant him an option to acquire up to 1,000,000 common shares of our company at an exercise price of $0.20 for a period of two years expiring on January 8, 2018.

Private Placements

On November 25, 2015, we completed a private placement of common shares for an aggregate of 250,000 shares of common stock at 0.32 EUR per share for total proceeds of 80,000 EUR to be used as general working capital.

On January 11, 2016, we completed a private placement with Mr. Nowek and issued to Mr. Nowek 150,000 units of our common stock at $0.20 per unit for gross proceeds of $30,000. Each Unit comprises of one common share of our common stock and one whole warrant that is exercisable for a period of 24 months from issuance at an exercise price of $0.30.

Debt Financing

On January 12, 2016, we entered into a loan agreement with an unrelated third party for the total proceeds of $20,000. The loan is due on demand and carries no interest.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Our operating results for the three month period ended March 31, 2015 are summarized in the table below.

Three Months Ended
March 31,
2015
Revenue from services	$1,360,834
Cost of sales and other services	(1,138,505)
Net revenue	222,329

Operating expenses
Administrative fees	9,000
Audit and accounting fees	15,803
Depreciation	5,926
Facility rent and maintenance costs	637
Foreign Exchange	(3,353)
Legal fees	26,033
Other operating expenses	364
Regulatory fees	3,288
Total operating expenses	57,698
Net income before taxes and interest	164,631
Other income or expenses	3,677
Provision for income taxes	(53,267)
Net income	$115,041

Revenues

Our revenue during the three month period ended March 31, 2015 was $1,360,834 and was generated from the medical in-home care services we provide in Germany. The cost of providing the services amounted to $1,138,505 and resulted in overall net revenue from services of $222,329.

GmbH was incorporated on January 30, 2014 and did not have any operations during the first two fiscal quarters, as such we have no comparable transactions during the three month period ended March 31, 2014.

Operating Expenses

We recorded $57,698 in operating expenses during the three months ended March 31, 2015. These expenses were primarily attributable to audit and accounting fees, legal and administrative fees and other operating expenses.

GmbH was incorporated on January 30, 2014 and did not have any operations during the first two fiscal quarters, as such we did not incur any operating expenses during the comparable period.

Net Income

Our net income during the three month period ended March 31, 2015 was $115,041. We did not record any income or loss during the three month period ended March 31, 2014, as GmbH did not have any operations during the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	As at	As at
	March 31,	December 31,	Percentage
	2015	2014	Change
Current assets	$764,999	$798,048	(4.1%	)
Current liabilities	696,444	835,044	(16.6%	)
Working capital (deficit)	$68,555	$(36,996)	(285.3%	)

As of March 31, 2015, we had a cash balance of $2,338, a working capital of $68,555 and cash flows generated from our operations of $91,859 for the three month period then ended.

Cash Flows
Three Months Ended
March 31,
2015
Cash flows generated by operating activities	$91,859
Cash flows used in financing activities	(89,688)
Effects of foreign currency exchange on cash	(132)
Net increase in cash during the period	$2,039

Cash Flows Generated by Operating Activities

During the three month period ended March 31, 2015, we have generated $91,859 from our operating activities. This cash was generated from net cash income of $115,041 we realized during the period as well as $30,979 increase in due to related parties and $53,267 increase in income taxes payable. These changes were offset in part by increases in our accounts receivable and prepaid expenses of $760 and $348, respectively, and by $56,033 increase in receivables from MI GmbH, pursuant to our cooperation agreement dated July 1, 2014. In addition, we used total of $56,213 to reduce our current and payroll liabilities.

GmbH did not have any operations during the first two fiscal quarters, as such we did not generate any cash during the comparative period in fiscal 2014.

Cash Flows used in Financing Activities

During the three month period ended March 31, 2015, we used $89,688 to reduce our bank indebtedness. We did not have any financing activities during the comparative period in fiscal 2014.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We have applied our critical accounting policies and estimation methods consistently.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board or other authoritative standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of our Company.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 25, 2015, we completed a private placement of common shares for an aggregate of 250,000 shares of common stock at 0.32 EUR per share for total proceeds of 80,000 EUR to be used as general working capital.

On January 11, 2016, we completed a private placement with Mr. Nowek and issued to Mr. Nowek 150,000 units of our common stock at $0.20 per unit for gross proceeds of $30,000. Each Unit comprises of one common share of our common stock and one whole warrant that is exercisable for a period of 24 months from issuance at an exercise price of $0.30.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

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

10.5	Cooperation Agreement between our company and Medicus Intensivpflege GmbH effective July 1, 2014.
10.6	Agreement and Deed of Transfer (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2014).
10.7	Form of Subscription Agreement between our company and Leon Nowek (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 14, 2016).
10.8	Form of Loan Agreement between our company and Aladdin Saracevic (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 14, 2016).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 29, 2014).
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

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-Q for the three months ended March 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS HOMECARE INC.

Dated: February 4, 2016	By: /s/Orhan Karahodza

Dr. Orhan Karahdza
President, Secretary, Treasurer, Chief Executive
Officer and Director
(Principal Executive Officer)

By: /s/Leon Nowek
Leon Nowek
Chief Financial Officer
(Principal Accounting Officer)