Form 10-Q
period 2015-06-30
MEDICUS HOMECARE INC.
filed 2016-06-06
CIK 1570649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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
YES [  ]     NO [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,850,000 as of May 30, 2016.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated interim financial statements of Medicus Homecare Inc. as at June 30, 2015, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America and in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three month period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Medicus,” and the “Company” mean Medicus Homecare Inc. and its subsidiary, Beatmungspflege 24 GmbH (“GmbH”), unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

MEDICUS HOMECARE INC.
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN US DOLLARS)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$61,569	$-
Accounts receivable	897,819	1,618
Prepaids	22,535	11,404
Due from related parties	210,839	784,727
	1,192,762	797,749

Property and equipment	1,401,316	155,323
	$2,594,078	$953,072

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current liabilities
Bank indebtedness	$72,850	$187,844
Accounts payable and accrued liabilities	376,620	159,686
Payroll liabilities	470,128	159,558
Other liabilities	65,988	107,693
Due to related parties	407,641	213,095
Income taxes	271,507	6,869
	1,664,734	834,745

Long-term loan	122,672	133,107
Total liabilities	1,787,406	967,852

Stockholders' equity(deficit)
Common stock $0.001 par value, 75,000,000 common shares authorized, 72,560,000 issued and outstanding at June 30, 2015 and December 31, 2014	72,975	72,975
Additional paid-in capital	2,183,419	1,658,000
Comprehensive income (loss)	3,827	(11,378)
Accumulated deficit	(1,453,549)	(1,734,377)
	806,672	(14,780)
	$2,594,078	$953,072

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

MEDICUS HOMECARE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(EXPRESSED IN US DOLLARS)
(unaudited)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2015	2015

Revenue from services	$2,346,320	$3,707,154
Cost of sales	(1,825,136)	(2,963,641)
Gross profit	521,184	743,513

Operating expenses
Administrative fees	9,000	18,000
Advertising fees	7,799	7,799
Audit and accounting fees	51,876	67,679
Automobile expenses	3,014	3,014
Depreciation	9,528	15,454
Facility rent and maintenance costs	3,865	4,502
Foreign exchange	2,237	(1,116)
Legal fees	51,584	77,617
Other operating expenses	63,677	64,041
Regulatory fees	4,188	7,476
Total operating expenses	206,768	264,466

Net income before taxes and interest	314,416	479,047
Other income or expenses	(681)	2,996
Net income before tax	313,735	482,043

Provision for income tax	147,948	201,215
Net Income	$165,787	$280,828

Other comprehensive loss
Exchange differences on translation	2,439	(15,205)
Net and comprehensive income	$168,226	$265,623

Net income per share - basic and diluted	$0.00	$0.01

Weighted average number of shares outstanding - basic and diluted	72,560,000	72,560,000

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

The Company has no transactions for the period from January 30, 2014 (inception) to June 30, 2014. Accordingly, no comparative information has been presented.

MEDICUS HOMECARE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(EXPRESSED IN US DOLLARS)
(Unaudited)

Six Months Ended June
30, 2015

Cash flows generated by operating activities

Net income	$280,828

Non-cash items
Amortization	15,454

Changes in operating assets and liabilities
Accounts receivable	(363,438)
Prepaids	(12,026)
Accounts payable and accrued liabilities	91,960
Due from related party	(124,708)
Payroll liabilities	126,623
Other liabilities	(38,667)
Income taxes	203,364
Net cash provided by operating activities	179,390

Cash flows used in financing activities
Bank indebtedness	(100,310)
Net cash used in financing activities	(100,310)

Cash flows used in investing activities
Cash acquired on acquisition	748
Net cash provided by investing activities	748

Effects of foreign currency exchange	(18,259)

Net increase in cash	61,569
Cash, beginning	0
Cash, ending	$61,569

Cash paid for:
Income tax	$-
Interest	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

The Company has no transactions for the period from January 30, 2014 (inception) to June 30, 2014. Accordingly, no comparative information has been presented.

MEDICUS HOMECARE INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
(EXPRESSED IN US DOLLARS)

NOTE 1 – ORGANIZATION

Medicus Homecare Inc. (the “Company”) was incorporated in the state of Nevada on November 13, 2012. On September 2, 2014, the Company established a wholly owned subsidiary, Medicus Homecare Inc. (the “Subsidiary”) under the laws of the state of Nevada.

On November 12, 2014, the Company completed the acquisition of Beatmungspflege 24 GmbH (“GmbH”), which was incorporated on January 30, 2014. GmbH provides in-home nursing care services in Germany. The acquisition of the GmbH was accounted for as a reverse takeover and these unaudited interim consolidated financial statements reflect the transactions and activity of GmbH.

On April 17, 2015, the Company completed the acquisition of Medicus Intensivpflege (“MI GmbH”), which was incorporated on April 15, 2014. MI GmbH provides in-home nursing care services in Germany. The acquisition of the MI GmbH was accounted for as a transaction between parties subject to common control and these unaudited interim consolidated financial statements reflect the transactions and activity of MI GmbH from the date of acquisition. See Note 2 for the details of the assets and liabilities acquired.

Unaudited Interim Financial Statements
The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2014, included in the Company’s Transition Report on Form 10-K, filed with the SEC. The unaudited interim consolidated financial statements should be read in conjunction with those audited consolidated financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

NOTE 2 – COOPERATION AGREEMENT

Prior to the share purchase agreement MI GmbH, on July 1, 2014, GmbH entered into a cooperation agreement (the “Cooperation Agreement”) with MI GmbH. MI GmbH has been granted a “Versorgungsvertrag with AOK” license (the “License”) by the German statutory health insurance fund that allows MI GmbH to bill its services to the public health insurance funds rather than to patients or private health insurances. Based on the Cooperation Agreement, MI GmbH agreed to provide medical in-home nursing care services under MI GmbH License exclusively to the Company’s patients in exchange for 15% fee on the gross revenues generated from the services.

The Company incurred the following transactions with MI GmbH under the Cooperation Agreement:

June 30, 2015
Fee payable by the Company	207,790

NOTE 4 – ACQUISITION OF SUBSIDIARY

On April 17, 2015, the Company entered into an agreement to acquire all issued and outstanding shares of MI GmbH for the total consideration of EUR 35,000 (USD $37,741).

The Company and MI GmbH were under common control and therefore the transaction was accounted for as a contribution of assets from a shareholder of the Company. The shares of MI GmbH were held by the President, CEO and Director of the Company who holds 56.23% of the common shares of the Company. The difference between the carrying value of the net assets acquired and the consideration paid was credited to additional paid-in-capital. Details of the assets and liabilities of MI GmbH on the date of acquisition are as follows:

	Euro	USD
Cash	€694	$748
Accounts receivable	708,451	763,923
Related party receivables	865,352	933,109
Total assets acquired	1,574,497	1,697,780

Accounts payable & accrued liabilities	(119,597)	(128,961)
Payroll liabilities	(182,320)	(196,596)
Other liabilities	(5,000)	(5,392)
Income taxes	(57,431)	(61,928)
Intercompany accounts	(687,882)	(741,743)
Total liabilities assumed	(1,052,230)	(1,134,620)
Net assets acquired	522,267	563,160

Fair value of consideration paid	35,000	37,741
Additional paid in capital	€487,267	$525,419

NOTE 5 – RELATED PARTY TRANSACTIONS

Amounts due to/(from) related parties at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,
		2014

Due to the spouse of the President, Chief Executive Officer (“CEO”) and Director	$132,487	$210,734
Due to the companies owned by the President, CEO and Director	54,087	2,361
Due to the President, CEO and Director	187,952	-
Due to Daniel Kaufmann	33,115
Amounts due to related parties	407,641	213,095

Due from the President, CEO and Director	-	2,927
Due from MI GmbH	-	770,557
Due from the companies owned by the President, CEO and Director	210,839	11,243
Amounts due from related parties	210,839	784,727
Net amount due from (to) related parties	$(196,802)	$571,632

NOTE 6 – PROPERTY AND EQUIPMENT

				Effect of
	December			Foreign	June
	31, 2014	Additions	Depreciation	Exchange	30, 2015
	$
Land	33,155	$-	$-	$(2,599)	$30,556
Buildings	68,588	-	(4,083)	(3,773)	60,732
Vehicles	51,395	-	(9,882)	(2,199)	39,314
Computer hardware	254	-	(244)	24	34
Furniture and fixtures	1,931	-	(1,245)	79	765
Ventilators	-	1,269,915	-	-	1,269,915
Total property and equipment	$155,323	$1,269,915	$(15,454)	$(8,468)	$1,401,316

The buildings include two offices which are used by the Company to provide outpatient care and other regular business operations. To acquire these premises the Company secured a long-term debt for the total of EUR 110,000 (USD $122,672). The loan bears interest at 4.8% per annum, due in November 2018 and is secured by their principal executive office.

NOTE 7 - SHARE CAPITAL

Effective August 4, 2014, the Company completed a 23-for-1 stock split. All number of share and per-share disclosures have been retroactively restated to reflect the effect of the share split.

NOTE 8 - SUBSEQUENT EVENTS

On November 25, 2015 the Company completed a private placement of common shares for an aggregate of 250,000 shares of common stock at EUR 0.32 per share and for total proceeds of EUR 80,000 to be used as general working capital.

On January 8, 2016, the Company entered into a consulting agreement with its CFO, with a term of 1 year, expiring on December 31, 2016. As per the agreement, the Company will pay EUR 4,000 per month, payable on the 1st day of each month. Additionally, the CFO will receive stock options for 1,000,000 vested shares with an expiry date of 2 years, at USD $0.20 per share, which were granted on January 8, 2016.

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

On March 3, 2016, the Company entered into a loan agreement for $30,000 with its CFO. The loan is due on demand, unsecured and non-interest bearing.

On April 28, 2016, the Company completed a private placement and issued 890,000 shares at EUR 0.056 per share for gross proceeds of EUR 50,000.

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

Corporate Developments

The following corporate developments occurred during the quarter ended June 30, 2015, and up to the date of the filing of this report:

Acquisition of MI GmbH

On April 17, 2015, we entered into an agreement to acquire all issued and outstanding shares of MI GmbH. Pursuant to the agreement, we acquired all issued and outstanding shares of MI GmbH for the total consideration of $37,741 (EUR 35,000). Pursuant to the April 17, 2015 agreement, certain funds of our company were held in trust by related party to effect the purchase of equipment on behalf of the GmbH (the “Funds”). The equipment included, but was not limited to, respirators and medical accessories required for the operations and business of the GmbH. On June 30, 2015, the related party closed the purchase and transferred certain medical equipment to the GmbH (the “Equipment”). However, as a result of the purchase of the Equipment not having been completed and the application of certain accounting rules, the Funds held in trust were classified as a “related party” loan.

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

On April 28, 2016, we completed a private placement and issued 890,000 shares at 0.056 EUR per share for gross proceeds of 50,000 EUR.

Debt Financing

On January 12, 2016, we entered into a loan agreement with an unrelated third party for the total proceeds of $20,000. The loan is due on demand and carries no interest.

On March 3, 2016, our company entered into a loan agreement with Leon Nowek, our Chief Financial Officer. Pursuant to this loan agreement, our company received $30,000 that is due on demand of Mr. Nowek and carries no interest. These funds are to be used for our general working capital.

Results of Operations for the Three and Six Months Ended June 30, 2015

Our operating results for the three and six month period ended June 30, 2015 are summarized in the table below.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2015	2015

Revenue from services	$2,346,320	$3,707,154
Cost of sales	(1,825,136)	(2,963,641)
Net revenue	521,184	743,513

Operating expenses
Administrative fees	9,000	18,000
Advertising fees	7,799	7,799
Audit and accounting fees	51,876	67,679
Automobile expenses	3,014	3,014
Depreciation	9,528	15,454
Facility rent and maintenance costs	3,865	4,502
Foreign exchange	2,237	(1,116)
Legal fees	51,584	77,617
Other operating expenses	63,677	64,041
Regulatory fees	4,188	7,476
Total operating expenses	206,768	264,466
Net income before taxes and interest	314,416	479,047
Other income or expenses	(681)	2,996
Provision for income tax	147,948	201,215
Net Income	$165,787	$280,828

Revenues

Our revenue during the three month period ended June 30, 2015 was $2,346,320 and was generated from the medical in-home care services we provide in Germany. The cost of providing the services amounted to $1,825,136 and resulted in overall net revenue from services of $521,184.

GmbH was incorporated on January 30, 2014 and did not have any operations during the first two fiscal quarters, as such we have no comparable transactions during the three month period ended June 30, 2014.

Operating Expenses

We recorded $206,768 in operating expenses during the three months ended June 30, 2015. These expenses were primarily attributable to audit and accounting fees, legal and administrative fees, advertising fees and other operating expenses.

GmbH was incorporated on January 30, 2014 and did not have any operations during the first two fiscal quarters, as such we did not incur any operating expenses during the comparable period.

Net Income

Our net income during the three month period ended June 30, 2015 was $165,787. We did not record any income or loss during the three month period ended June 30, 2014, as GmbH did not have any operations during the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	As at	As at
	June 30,	December 31,	Percentage
	2015	2014	Change
Current assets	$1,192,762	$797,749	49.5%
Current liabilities	1,664,734	834,745	99.4%
Working capital (deficit)	$(471,972)	$(36,996)	(1175.7%	)

As of June 30, 2015, we had a cash balance of $61,569, a working deficit of $471,972 and cash flows generated from our operations of $179,390 for the six month period then ended.

Cash Flows

Six Months Ended
June 30,
2015
Cash flows generated by operating activities	$179,390
Cash flows used in financing activities	(100,310)
Cash flows provided by investing activities	748
Effects of foreign currency exchange on cash	(18,259)
Net increase in cash during the period	$61,569

Cash Flows Generated by Operating Activities

During the six month period ended June 30, 2015, we have generated $179,390 from our operating activities. This cash was generated from net cash income of $280,828 we realized during the period and $203,364 increase in income taxes payable. These changes were offset in part by increases in our accounts receivable and prepaid expenses of $363,438 and $12,026, respectively, and by $124,708 increase in receivables from MI GmbH, pursuant to our cooperation agreement dated July 1, 2014.

GmbH did not have any operations during the first two fiscal quarters, as such we did not generate any cash during the comparative period in fiscal 2014.

Cash Flows used in Financing Activities

During the six month period ended June 30, 2015, we used $100,310 to reduce our bank indebtedness. We did not have any financing activities during the comparative period in fiscal 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective in recording, processing, summarizing and reporting information required to be disclosed within the time periods specified in Securities and Exchange Commission’s rules and forms.

During the six months ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 28, 2016, our company completed a private placement with two subscribers. The private placement was for an aggregate of 890,000 common shares of our company (each, a “Share”) at a price of $0.056 EUR per Share.

On April 28, 2016, we issued an aggregate of 890,000 Shares. The securities were issued in connection with the private placement on April 28, 2016. We issued the securities to two (2) non-US persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

Exhibit	Description of Exhibit

(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation of Registrant.
3.2	Bylaws of the Registrant.
3.3	Certificate of Merger (incorporated by reference to our company’s current report on Form 8-K as filed with the SEC on December 12, 2014 as exhibit 3.1).
3.4	Articles of Merger between Medicus Homecare Inc. (as surviving company) and Medicus Homecare Inc. (as merging entity), with surviving entity changing its name to “Medicus Homecare Inc.” effective December 12, 2014 (incorporated by reference to our company’s current report on Form 8-K as filed with the SEC on December 12, 2014 as exhibit 3.2).
(10)	Material Contracts
10.1	Mobile Application Development and Intellectual Property Assignment Agreement, dated August 22, 2013, by and between Medicus Homecare Inc. and Murad Guseinov (incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on September 19, 2013).
10.2	Share Purchase Agreement dated September 3, 2014, among Medicus Homecare Inc., its wholly-owned subsidiary, Medicus Homecare Inc., Dr. Orhan Karahodza, Beatmungspflege 24 GmbH and Dr. Elmedina Adzemovic (incorporated by reference to our Current Report on Form 8-K filed with the SEC on September 8, 2014).
10.3	Contribution Agreement (Das Pflegeland) effective July 1, 2014 between Beatmungspflege 24 GmbH and Dr. Orhan Karahodza (and Dzenana Karahodza as communal property ownership in accordance with Bosnian law) (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2014).
10.4	Contribution Agreement (Premium-Pflegedienst Pflegeland) effective July 1, 2014 between Beatmungspflege 24 GmbH and Mrs. Dzenana Karahodza (and Dr. Orhan Karahodza as communal property ownership in accordance with Bosnian law) (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2014).
10.5	Cooperation Agreement between our company and Medicus Intensivpflege GmbH effective July 1, 2014 (incorporated by reference to our Current Report on Form 8-K/A filed with the SEC on June 26, 2015).
10.6	Agreement and Deed of Transfer (incorporated by reference to our Current Report on Form 8-K filed with the SEC on November 19, 2014).
10.7	Form of Subscription Agreement between our company and Leon Nowek (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 14, 2016).
10.8	Form of Loan Agreement between our company and Aladdin Saracevic (incorporated by reference to our Current Report on Form 8-K filed with the SEC on January 14, 2016).
10.9	Form of Loan Agreement between our company and Leon Nowek (incorporated by reference to our Current Report on Form 8-K filed with the SEC on March 17, 2016).
(14)	Code of Ethics
14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed with the SEC on October 29, 2014).
(16)	Letter re Change in Certifying Accountant
16.1	Letter of Dale Matheson Carr-Hilton Labonte, L.L.P. Chartered Accountants (former principal independent accountants) (incorporated by reference to our company’s current report on Form 8- K as filed with the SEC on February 17, 2015 as exhibit 16.1).
16.2	Letter of RBS RoeverBroennerSusat GmbH & Co.KG. (former principal independent accountants) (incorporated by reference to our company’s current report on Form 8-K as filed with the SEC on February 17, 2015 as exhibit 16.2).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(32)	Section 1350 Certifications
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer.
(101)	Interactive Data File (Form 10-Q for the three months ended June 30, 2015 furnished in XBRL).
101.INS	XBRL Instance Document.
101.SCHXBRL Taxonomy Extension Schema.
101.CALXBRL Taxonomy Extension Calculation Linkbase.
101.DEFXBRL Taxonomy Extension Definition Linkbase.
101.LABXBRL Taxonomy Extension Label Linkbase.
101.PRE XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDICUS HOMECARE INC.

Dated: June 3, 2016	By: /s/Orhan Karahodza

Dr. Orhan Karahodza
President, Secretary, Treasurer, Chief Executive
Officer and Director
(Principal Executive Officer)

By: /s/Leon Nowek
Leon Nowek
Chief Financial Officer
(Principal Accounting Officer)